Form 10-Q
period 1998-09-30
LIBERTY BANCSHARES INC /MO
filed 1998-11-13
CIK 1065482

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

_        TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 033-59399

                            LIBERTY BANCSHARES, INC.
           (Exact name of registrants as specified in their charters)


         43-1716068                                   Missouri
         (IRS Employer            (State or other jurisdiction of incorporation
         Identification No.)                or organization)


                               1414 East Primrose
                              Springfield, MO 65804
                    (Address of principal executive offices)
                                   (Zip Code)


                                  417 888-3000
              (Registrants' telephone number, including area code)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes              No
     ----            ----

First report required to be filed by the company since the effectiveness of its Registration Statement on Form S-4 on October 9, 1998.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 511,090 shares of common stock, par value $1 per share, outstanding as of September 30, 1998.

                         PART 1. - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS
                                     ------


                                                                                September 30,      December 31,
                                                                                    1998               1997
                                                                                -------------      -----------
                                                                                 (Unaudited)

Cash                                                                          $     865,278    $     362,519
Due from banks                                                                    4,278,823        4,410,937
Securities purchased under agreements to resell                                          --        7,600,000
Federal funds sold                                                                7,454,280          772,710
                                                                              -------------    -------------
       Cash and cash equivalents                                                 12,598,381       13,146,166
Available-for-sale securities                                                    17,129,111       12,264,610
Mortgage loans held for sale                                                         57,000          625,000
Loans, net of allowance for loan losses of $878,600 and $523,800                 94,093,015       51,129,119
Premises and equipment, net                                                       3,179,949        2,204,038
Interest receivable                                                                 895,931          455,783
Deferred income taxes                                                               170,756           53,869
Other                                                                               665,119          146,730
                                                                              -------------    -------------
       Total Assets                                                           $ 128,789,262    $  80,025,315
                                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
   Deposits                                                                   $ 102,401,648    $  64,584,770
   Securities sold under agreements to repurchase                                 9,956,784        7,200,361
   Note payable                                                                   4,125,000        2,500,000
   Advances from Federal Home Loan Bank                                           5,000,000               --
   Accrued interest payable                                                         438,951          250,463
   Income taxes payable                                                             276,817          181,241
   Accrued expenses and other liabilities                                                --           20,328
                                                                              -------------    -------------
         Total Liabilities                                                      122,199,200       74,737,163
                                                                              -------------    -------------

STOCKHOLDERS' EQUITY
   Capital stock
     Class A common;
       September 30, 1998, par value $1 a share, authorized 556,090 shares, issued 511,090 shares; December 31, 1997, par value $5 a share,
       authorized 505,280 shares, issued 470,280 shares                             511,090        2,351,400
   Additional paid-in capital                                                     5,256,480        2,773,600
   Retained earnings                                                                721,778          271,330
   Accumulated other comprehensive income -
     unrealized appreciation (depreciation) on
       available-for-sale securities, net of income taxes
                                                                                    100,714             (348)
                                                                              -------------    -------------
                                                                                  6,590,062        5,395,982
    Treasury stock, at cost; December 31, 1997 - 10,000 shares                                      (107,830)
                                                                              -------------    -------------
         Total Stockholders' Equity                                               6,590,062        5,288,152
                                                                              -------------    -------------
         Total Liabilities and Stockholders' Equity                           $ 128,789,262    $  80,025,315
                                                                              =============    =============
See Notes to Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                    Three Months Ended September 30,  Nine Months Ended September 30,
                                                    --------------------------------  -------------------------------
                                                            1998          1997             1998         1997
                                                            ----          ----             ----         ----
                                                        (Unaudited)   (Unaudited)       (Unaudited)  (Unaudited)
INTEREST INCOME
   Loans                                                $1,947,964   $  883,101        $4,903,701  $2,060,688
   Available-for-sale securities                           237,578       73,070           664,045     151,918
   Federal funds sold and securities purchased
     under agreements to resell                             72,339      164,681           234,016     364,297
   Deposits with banks                                       4,414           --             4,414          --
                                                        ----------   ----------        ----------  ----------
                                                         2,262,295    1,120,852         5,806,176   2,576,903
                                                        ----------   ----------        ----------  ----------
INTEREST EXPENSE
   Deposits                                              1,084,461      553,783         2,812,545   1,274,249
   Federal funds purchased and securities
sold under agreements to repurchase                         97,476       27,417           238,096      56,259
   Notes payable and FHLB advances                         125,200       15,155           209,255      23,193
                                                        ----------   ----------        ----------  ----------
                                                         1,307,137      596,355         3,259,896   1,353,701
                                                        ----------   ----------        ----------  ----------
NET INTEREST INCOME                                        955,158      524,497         2,546,280   1,223,202

PROVISION FOR LOAN LOSSES                                  128,000       75,000           354,800     147,000
                                                        ----------   ----------        ----------  ----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                               827,158      449,497         2,191,480   1,076,202
                                                        ----------   ----------        ----------  ----------

NONINTEREST INCOME
   Service charges and fees                                115,345       39,967           282,262     107,799
   Other income                                              4,415       25,809             8,098      28,066
                                                        ----------   ----------        ----------  ----------
                                                           119,760       65,776           290,360     135,865
                                                        ----------   ----------        ----------  ----------
NONINTEREST EXPENSE
   Salaries and employee benefits                          405,160      179,062         1,054,589     450,496
   Net occupancy expense                                    27,841       20,437            72,348      50,005
   Equipment expense                                        36,685       16,816            96,553      50,641
   Deposit assessments and fees                              7,750        4,753            18,946       8,967
   Other operating expenses                                191,542      104,679           523,357     241,790
                                                        ----------   ----------        ----------  ----------
                                                           668,978      325,747         1,765,793     801,899
                                                        ----------   ----------        ----------  ----------
INCOME BEFORE INCOME TAXES                                 277,940      189,526           716,047     410,168

PROVISION FOR INCOME TAXES                                 120,100       87,900           265,600     170,900
                                                        ----------   ----------        ----------  ----------

NET INCOME                                                 157,840      101,626           450,447     239,268

OTHER COMPREHENSIVE INCOME
   Unrealized appreciation on available-for-sale
     securities,  net  of  income  taxes  of $64,649,
     $7,581, $59,354 and $4,488 for the three
     and nine months ended September 30,
     1998 and 1997, respectively                           110,078       12,908           101,062       7,641
                                                        ----------   ----------        ----------  ----------

COMPREHENSIVE INCOME                                    $  267,918   $  114,534        $  551,509  $  246,909
                                                        ==========   ==========        ==========  ==========

BASIC AND DILUTED EARNINGS PER SHARE                    $      .31   $      .23        $      .90  $      .64
                                                        ==========   ==========        ==========  ==========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                  1998                1997
                                                                                  ----                ----
                                                                             (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $    450,447    $    239,268
   Items not requiring (providing) cash:
     Depreciation and amortization                                                  85,248          45,230
     Provision for loan losses                                                     354,800         147,000
     Amortization of premiums and discounts on securities                           (3,339)          2,348
     Deferred income taxes                                                        (176,192)        (61,815)
     Origination of loans held for sale                                        (10,988,131)     (3,822,840)
     Proceeds from loans held for sale                                          11,634,340       4,438,389
     Gain on sale of loans                                                         (78,209)        (28,549)
   Changes in:
     Accrued interest receivable                                                  (440,148)       (199,535)
     Prepaid expenses and other                                                   (518,389)         13,180
     Accrued interest payable                                                      188,488         121,257
     Accounts payable and accrued expenses                                         (20,328)         13,725
     Income taxes payable                                                           95,576         230,739
                                                                              ------------    ------------
         Net cash provided by operating activities                                 584,163       1,138,397
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans                                                   (43,318,696)    (22,295,326)
   Purchase of premises and equipment                                           (1,061,159)       (494,039)
   Proceeds from maturities of available-for-sale securities                     4,400,000         850,000
   Purchases of available-for-sale securities                                   (9,100,794)     (5,552,166)
                                                                              ------------    ------------
         Net cash used in investing activities                                 (49,080,649)    (27,491,531)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, money market, NOW
     and savings deposits                                                        9,178,907      12,383,794
   Net increase in time deposits                                                28,637,971      18,679,526
   Proceeds from note payable                                                    1,625,000       1,500,000
   Proceeds from Federal Home Loan Bank advances                                 5,000,000              --
   Proceeds from issuance of common stock                                          750,400       1,600,000
   Purchase of treasury stock                                                           --        (107,830)
   Net increase in securities sold under agreements to repurchase                2,756,423       1,774,162
                                                                              ------------    ------------
         Net cash provided by financing activities                              47,948,701      35,829,652
                                                                              ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (547,785)      9,476,518

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  13,146,166       8,456,253
                                                                              ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 12,598,381    $ 17,932,771
                                                                              ============    ============

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

NOTE 2.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Liberty Bancshares, Inc. and its 100%-owned subsidiary, Liberty Bank. Significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 3.  NOTE PAYABLE

         The note payable to bank, secured by 34,000 shares of Liberty Bank common stock, is due December 24, 1998, with interest payable quarterly and adjusted to the prime rate, which as adjusted at September 30, 1998, was 8.5%.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements of Liberty Bancshares. As used in the following discussion, the terms "Company" and "Bancshares" refer to Liberty Bancshares and its subsidiary on a consolidated basis; the terms "Liberty" and "Bank" refer to Liberty Bank; and the term "Liberty Bancshares" refers to Liberty Bancshares, Inc., on a parent company only basis.

         The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to; changes in the availability and/or cost of capital; changes in demand for banking services; changes in the portfolio composition; change in the interest rate yield on the Company's investments; changes in management strategy; increased competition from both bank and non-bank companies; changes in the economic, political or regulatory environments in the United States; litigation involving the Company and/or its subsidiaries; and changes in the availability of qualified labor. Readers should take these factors into account in evaluating any such forward-looking comments.

         The consolidated interim financial statements as of September 30, 1998, included in this report have been prepared by Bancshares without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 1998, interim financial statements. The results of operations for the periods indicated September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The December 31, 1997, Consolidated Balance Sheet presented with the interim financial statements was included in the 1997 annual financial statements on which the Company's independent accountants expressed an unqualified opinion.

         Bancshares has enjoyed rapid growth since its commencement of operations in late October 1995. Total assets have increased from $12,223,000 at December 31, 1995, to $128,789,000 at September 30, 1998. This growth is reflected in all aspects of changes in the Company's financial condition from 1996 to 1997 and in the period ended September 30, 1998, and in the results of the Company's operations in those periods. This growth is the result of a number of factors, including the opening of new branches, hiring of experienced lending officers seeking new positions after mergers of large banks that serve the Springfield, Missouri area, the addition of depositors as a result of those bank mergers, the economic vitality of the Springfield area, and the Bank's marketing program.

         The Bank's rapid growth has required the injection of additional capital from time to time to ensure that the Bank remains well capitalized. Bancshares has provided additional capital for the Bank by borrowing under its line of credit and by issuing additional shares of capital stock to Bancshares' existing shareholders. In May 1998, Bancshares borrowed $875,000 under its line of credit and issued $375,000 of additional shares of Bancshares Common Stock. Bancshares contributed the resulting $1,250,000 to the Bank's capital. At September 30, 1998, Bancshares' $4,500,000 line of credit had $4,125,000 of outstanding borrowings.

     On June 18, 1998, Bancshares and Bank entered into an agreement to merge Sac River Valley Bank ("Sac River") of Stockton, Missouri with and into the Bank. Sac River held approximately $91 million in assets at June 30, 1998. The agreement contemplates a transaction in which all of the outstanding stock of Sac River will be exchanged for either cash, Bancshares stock, or a combination of the two. Bancshares has registered the stock involved in the merger with the Securities and Exchange commission ("SEC"). Shareholders of Sac River approved the merger on November 10, 1998 and the parties will conclude the merger upon receipt of all required regulatory approvals, which is expected to occur in early 1999.

FINANCIAL CONDITION

TOTAL ASSETS

         The Company's total assets increased from $80,025,000 at December 31, 1997, to $128,789,000 at September 30, 1998, or 60.9%. This increase was driven by the growth of total deposits during the period.

NET LOANS

         Loans net of loan allowances were the principal component of Bancshares' asset growth. Net loans increased from $51,129,000 at December 31, 1997, to $94,093,000 at September 30, 1998, or 84.0%. Loan growth consisted principally of increases in all major loan categories. Commercial loans increased $8,070,000 (82.3%), real estate construction and development loans increased $4,679,000 (66.3%), residential real estate loans increased $9,889,000 (42.1%) and consumer loans increased $13,203,000 (509.0%).

AVAILABLE-FOR-SALE SECURITIES

         The growth in available-for-sale securities was a result of the rapid growth in the Bank's deposits which was not fully absorbed by loan production. The increase from December 31, 1997, to September 30, 1998, was $4,865,000, or 39.7%.

DEPOSITS

         Deposits grew as a result of the Bank's opening new branches and its marketing efforts as well as the addition of customer deposits of new borrowers and individuals and businesses moving their accounts in the aftermath of bank mergers that affected the Springfield market. Total deposits at September 30, 1998, were $102,402,000, a $37,817,000, or 58.6%, increase over $64,585,000 at
December 31, 1997.

BORROWINGS

         Short-term borrowings, in the form of repurchase agreements, also paralleled the Bank's growth, rising from $7,200,000 at December 31, 1997, to $9,957,000 at September 30, 1998, a 38.3% increase.

         Borrowings under Bancshares' note payable increased $1,625,000 from December 31, 1997 to $4,125,000 at September 30, 1998. The increase was used to inject additional capital into the Bank.

         The Bank began using Federal Home Loan Bank ("FHLB") advances during the quarter as an additional vehicle to fund loan growth. The Bank had borrowed $5,000,000 from the FHLB at September 30, 1998.

STOCKHOLDERS EQUITY

         As a result of both growth of retained earnings and sales of Bancshares Common Stock to existing stockholders, Bancshares' stockholders' equity increased by $1,302,000, or 24.6%, from $5,288,000 at December 31, 1997, to
$6,590,000 at September 30, 1998.

RESULTS OF OPERATIONS

NET INCOME

         Since Bancshares' sole subsidiary is a newly formed bank that has operated for less than three years, the Company's income and returns on average assets and stockholders' equity have lagged those of longer established comparably sized institutions.

         Net income for the nine months ended September 30, 1998, was $450,000, compared to $239,000 for the same period a year earlier, an 88.2% increase. Net income for the three months ended September 30, 1998 was $158,000, compared to $102,000 for the same quarter in 1997.

         The Company's net income growth has been restrained by the need to build the Bank's allowance for loan losses to an amount equal to 1% of the Bank's total loans (less the SBA guaranteed portion of loans and less loans secured by borrowers' deposits at the Bank). Under applicable bank regulations, the Bank had three years from inception to reach the 1% level. At September 30, 1998, the Bank's allowance for loan losses equaled that level.

INTEREST INCOME

         The Company's interest income has increased principally because of the Bank's asset growth. Interest income for the nine months ended September 30, 1998, was $5,806,000, a $3,229,000, or 125.3%, increase over the same period in the prior year. For the three months ended September 30, 1998, the increase was $1,141,000, or 101.9%, over the same period a year earlier.

INTEREST EXPENSE

         Interest expense primarily reflected the growth in the Bank's interest bearing deposits. Interest expense for the nine months ended September 30, 1998 was $3,260,000, an increase of $1,906,000, or 140.8%, over same period in the prior year. For the three months ended September 30, 1998, interest expense was $1,307,000, an increase of $711,000, or 119.2% over the same quarter a year earlier.

NET INTEREST INCOME

         As a result of the above increases in interest income and interest expense, net interest income increased $1,323,000 or 108.3%, to $2,546,000 in the nine months ended September 30, 1998, over the same period in the prior year. For the three months ended September 30, 1998, net interest income was $955,000, a $431,000 or 82.3% increase over the same quarter in 1997.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the nine and three month periods ended September 30, 1998, was $355,000 and $128,000, respectively, as compared to provisions of $147,000 and $75,000 recorded during the same periods in 1997. The Bank periodically reviews its allowance for loan losses and makes adjustments to the balance based on management's evaluation of th loan portfolio, the amount of non-performing and classified assets and general economic conditions. Although the Bank maintains its allowance for loan losses at a level that it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies that can order the establishment of additional loss provisions.

NONINTEREST INCOME

         Noninterest income has been provided primarily by overdraft charges, account servicing charges, safe deposit box fees, and other sources. Noninterest income grew by 113.7% for the nine months ended September 30, 1998, over same period in the prior year, and by 82.1% in the quarter ended September 30, 1998, over the same quarter in the prior year.

NONINTEREST EXPENSE

         Noninterest expense includes the cost of operations, including overhead and expenses associated with the opening of new branches and departments in the Bank, including the costs of additional personnel. Noninterest expense was $1,766,000 for the nine months ended September 30, 1998, an increase of $964,000 or 120.2% over the $802,000 recognized in the same period in the prior year. This increase is primarily attributable to the rapid growth the Bank has experienced over the past year, including the additional staffing costs required to service the growth. Salaries and employee benefits accounted for $604,000 of the increase with sizeable increases in other areas as well.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity risk is managed by the Company through the composition of its assets and liabilities in an effort to meet efficiently the borrowing needs and withdrawal requirements of its customers. Cash and cash equivalents include cash, due from banks and federal funds sold. The primary sources of the Company's liquidity are cash and cash equivalents, investment securities with short-term maturities, $375,000 of remaining availability on its letter of credit and the Bank's unsecured $1,300,000 line of credit.

         Although the Bank has a relatively high volume of its loans and certificates of deposit (CD'S) that mature in one year or less, the Bank believes its CD's, which are used primarily to fund loans, are a relatively stable source of funds. Since the Bank's inception, a large majority of the loans and certificates of deposit originated by the Bank have been renewed at maturity. In addition, the Bank has been and continues to be competitive on interest rates for both loans and CD's.

         If a significant portion of CD's were not replaced, the Bank could draw on its $1,675,000 available lines of credit or it could utilize borrowings available to it from the FHLB. It could also raise CD rates to stay competitive in the marketplace. The Bank could also sell investment securities, which are all classified as available-for-sale, to the extent they are not pledged for public funds.

         The Company can also increase its liquidity by causing the Bank to sell SBA guaranteed loans and participations in commercial loans. The Company believes its process of asset/liability management allows adequate reaction time for trends in the marketplace as they occur, minimizing the negative impact of such trends on the net interest margin.

         If a significant amount of loans that mature over the next year were not renewed, the Bank could participate in loans originated by other financial institutions, it could increase its investments in securities, or it could lower interest rates charged on loans to remain competitive in its marketplace.

REGULATORY CAPITAL

         At September 30, 1998, the Bank exceeded all regulatory capital requirements to which it is subject. The Bank had Tier 1 Capital of $10,608,000 (9.0% of average assets); Tier 1 Risk-Based Capital of $10,608,000 (11.2% of risk-weighted assets) and Total Risk-Based Capital of $11,487,000 (12.2% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized."

YEAR 2000

         Liberty relies upon computer hardware, software, and data processing services to operate and maintain customer accounts, loan accounts, investments, ATM systems, and other functions which are susceptible to the "Year 2000" problem. This means that software and microprocessors could report January 1, 2000, and subsequent dates as January 1, 1900, or other incorrect twentieth century dates. This incorrect dating could make it very difficult for Liberty to conduct business electronically.

         Liberty has formed a committee of bank employees to assess and coordinate the Bank's Year 2000 compliance. On a quarterly basis the committee reports to Liberty's Board of Directors on the status of the Bank's compliance efforts. Since its formation in 1997, the committee has undertaken activities to identify potential problems, arrange testing of systems, prepare contingency and liquidity plans, install compliant versions of affected properties, and assessing customers readiness, among others.

         As of November 1998, Liberty's core data processing system and teller software were Year 2000 compliant and have been extensively tested by their vendors. Liberty also intends to conduct its own tests of these systems. In addition, the Bank's software for communication with the Federal Reserve was compliant following upgrades. Tests of the Bank's ATM software will occur before the end of 1998. All of the Bank's personal computers loan processing software is compliant. Liberty intends to have all remaining software and technology compliant and fully tested by June 30, 1999.

         Third party vendors have borne most of the cost of making Liberty Year 2000 compliant. Costs incurred by Liberty have largely been in the form of the compensation and benefits provided existing bank employees who have conducted the compliance activities. To date, Liberty has not incurred any non-employee expenses in implementing its compliance program and expects that its total non-employee costs through January 1, 2000, will be $5,000 or less.


         Liberty has developed a contingency plan to address uncertainties, including employing back up generators and cellular based communication systems to maintain communications, making a complete backup of all files before the century change and printing critical information in hard copy.


         Liberty believes that it has completed the vast majority of the actions necessary to achieve Year 2000 compliance for its core systems and over half of the work necessary to achieve overall compliance. Liberty expects that it will be Year 2000 compliant before the century date change. There remains, however, the possibility that problems encountered by third parties, including customers, financial organizations and other service providers, could adversely affect the Bank.

                   PART II. - OTHER INFORMATION AND SIGNATURES

ITEM 1.           LEGAL PROCEEDINGS.

                  Not Applicable

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

     Exhibit No.                    Title
     -----------                    -----

     2.1 Agreement and Plan of Merger (filed as Exhibit 2.1 to Registrant's Registration Statement on Form S-4 (File No. 33-59399) and incorporated herein by reference)

     3.1 and 4.1           Articles of Incorporation, Liberty Bancshares, Inc
                           (filed as Exhibit 3.1 to Registrant's Registration
                           Statement on Form S-4 (File No. 33-59399) and incorporated herein by reference).

     3.2 and 4.2           Bylaws, Liberty Bancshares, Inc. (filed as
                           Exhibit 3.2 to Registrant's Registration Statement on
                           Form S-4 (File No. 33-59399) and incorporated herein by reference)

     10.1 Restated Liberty Bank Incentive Stock Option Plan (filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-4 (File No. 33-59399) and incorporated herein by reference)

     10.2 Amendment to Restatement of Incentive Stock Option Plan (filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-4 (File No. 33-59399) and incorporated herein by reference)

     10.3 Second Amendment to Restatement of Incentive Stock Option Plan (filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-4 (File No. 33-59399) and incorporated herein by reference)

     11.1                  Statement Re Computation of Earnings Per Share

     27                    Financial Data Schedule


         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               LIBERTY BANCSHARES, INC.



                               By:    /s/ Gary E. Metzger
                                      ------------------------------------------
                                      Gary E. Metzger, President and Chief
                                      Executive Office

                               By:    /s/ Ron McDowell
                                      ------------------------------------------
                                      Ron McDowell, Principal Financial or Chief
                                      Accounting Officer


Dated: November 13, 1998