Form 10-K
period 1998-12-31
LIBERTY BANCSHARES INC /MO
filed 1999-03-31
CIK 1065482

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998
         OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to __________________

                        Commission File Number 033-59399

                            LIBERTY BANCSHARES, INC.
             (Exact Name of Registrant as specified in its charter)
                Missouri                                 43-1716068
        (State of Organization)             (I.R.S. employer identification no.)
           1414 East Primrose
         Springfield, Missouri                              65804
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: (417)888-3000



Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES  x           NO  __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         The aggregate market value of the 439,359 shares of Common Stock held by non-affiliates of the Registrant was approximately $12,987,452.04 based on the $29.56 per share price at which shares of Common Stock were valued in the merger of Sac River Valley Bank with Liberty Bank, the Registrant's wholly-owned subsidiary.

         Number of shares of the Registrant's Common Stock outstanding as of March 1, 1999: 818,060

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I


ITEM 1.  BUSINESS.

As used herein, the term "Company" or "Bancshares" means Liberty Bancshares, Inc., a Missouri corporation and the term "Liberty" means Liberty Bank, a wholly owned subsidiary of the Company.

GENERAL

         The Company is a Missouri corporation formed in 1995 for the sole purpose of becoming a single bank holding company. Liberty is the only subsidiary of the Company.

         Liberty is a commercial bank that opened for business in October 1995. It offers a wide range of commercial banking services for customers located principally in Christian, Green, Lawrence, Dade, Cedar, Polk, Barton, and Vernon Counties, Missouri. On January 4, 1999, Sac River Valley Bank ("Sac River"), a Missouri state bank organized in Missouri in 1912 and located in Stockton, Missouri, merged with and into Liberty (the "Merger").

         Liberty's principal sources of income are interest on loans, investments and service fees. Its principal expenses are interest paid on deposits and general operating expenses.

EMPLOYEES

         At December 31, 1998, Liberty employed 48 full-time and 7 part-time employees. After the Merger, Liberty added 22 full-time and 2 part-time employees. Liberty's employees are not covered by a collective bargaining agreement, and management believes that its employee relations are good.

COMPETITION

         Liberty's principal market areas are Christian, Greene, Lawrence, Dade, Cedar, Polk, Barton and Vernon Counties, Missouri. Greene County includes the Springfield, Missouri market. The competition among depository institutions in this area is strong. Liberty competes for deposits and loans with local, regional, and national commercial banks and savings and loan associations that have facilities in Liberty's market area and with a variety of other financial intermediaries such as credit unions, mutual funds and brokerage firms.

REGULATION AND SUPERVISION OF BANCSHARES

         Federal and state regulatory authorities, including the Missouri Division of Finance (the "Division of Finance") and the Federal Reserve System Board (the "FRS Board") regulate and supervise the Company. The Company files semiannual and annual reports of its operations with the FRS Board. Under FRS Board regulations, the Company can only conduct banking or bank management activities or activities closely tied to banking, but cannot act as a land developer, a real estate broker, an insurer or engage in any other activities the FRS Board does not consider closely tied to banking.

REGULATION AND SUPERVISION OF LIBERTY

         Federal and state regulatory authorities, including the Division of Finance and the Federal Deposit Insurance Corporation (the "FDIC") regulate and supervise Liberty. Almost every aspect of Liberty's day-to-day operations are subject to numerous requirements and restrictions. Applicable laws and regulations, among other things, regulate Liberty's investments, loans and other extension of credit and capital requirements.

         Liberty submits quarterly "Call Reports" to the Division of Finance and the FDIC, including a balance sheet, an income statement, a statement of changes in equity capital and a report of assets and liabilities that are unaudited. The Division of Finance examines Liberty at least once every eighteen months to ensure compliance with its regulations.

LENDING POLICIES

         Liberty makes commercial, consumer and real estate loans to individuals and businesses. Loans are at both fixed and variable rates of interest. Variable interest rate loans generally involve less risk for Liberty because the interest rate adjusts with the market interest rate, thus lessening the risk that the interest earned on a loan will be significantly lower than prevailing market rates over the life of the loan. The majority of Liberty's commercial and real estate loans are variable rate loans. The majority of Liberty's consumer loans are fixed-rate loans, most of which reprice in less than five years.

         Liberty funds commercial real estate, business and construction loans. These loans involve significant risks compared with other types of lending. Commercial real estate and business loans have larger loan balances to single borrowers or groups of related borrowers than residential lending. Repayment of such loans depends in part on the underlying business and financial condition of the borrower and is susceptible to adverse future developments. Construction loans involve risks due to uncertainties inherent in estimating construction costs, delays arising from labor problems, shortages of material, uncertain marketability of a completed project and other unpredictable contingencies.

         Liberty requires collateral to secure most loans. Real estate loans, both construction loans and mortgage loans, are secured by the real estate. Liberty generally requires a loan-to-collateral value of not more than 80% of the loan value. In the case of one-to-four family residential properties, Liberty may increase the loan-to-collateral value to 85%. In certain instances in which Liberty sells such residential mortgages in secondary market programs, the loan-to-collateral value may be higher. Commercial loans are generally secured by inventories and receivables, equipment, machinery, marketable securities or other liquid financial instruments. On commercial loans Liberty generally requires a loan-to-collateral value of not more than 85%of the loan value. Consumer loans are both secured and unsecured. When secured, the security for these loans consists of consumer goods, marketable securities, certificates of deposit and similar items. In most cases, Liberty receives a first lien on collateral securing loans. In the case of home equity loans, Liberty may receive a second lien on the collateral instead.


ITEM 2.  PROPERTIES.

         The Company's executive offices are located at 1414 East Primrose, Springfield, Missouri 65804, which is also Liberty's main branch. The facility has 4,830 sq. ft., and Liberty owns the facility. Liberty is in the process of expanding the size of its main branch.

         Liberty operates four (4) branches at the following locations: 2809 East Sunshine, Springfield, Missouri (2,930 sq. ft.); Greenfield, Missouri (2,940 sq. ft.) and Mount Vernon, Missouri (3,925 sq. ft.). Liberty owns the building each branch occupies. In the Merger Liberty acquired Sac River's 8,000 square foot banking facility in Stockton, Missouri.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any litigation that, if decided adversely to the Company, would have a material effect on the Company's financial condition. To the Company's knowledge, there is no litigation threatened other than routine litigation arising in the ordinary course of business which would be covered by liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         At March 1, 1999, Bancshares had issued 819,835 shares of common stock, par value $1.00, of which 818,060 were outstanding (the "Common Stock"). The approximate number of record holders on March 1, 1999 was 135.

         There is no established public trading market for the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth on an historical basis, certain selected consolidated financial data for Bancshares. Shareholders should read this data in conjunction with the audited consolidated financial statements of Bancshares and the related notes for the years ended December 31, 1998, 1997 and 1996.

                                                                  Fiscal Year Ended
                                                                     December 31
                                                   -------------------------------------------------
                                                       1998                1997              1996
                                                       ----                ----              ----
                                                   (Dollars in Thousands, except for per share data)
Net Interest Income                                  $3,489              $1,817              $709
Provision for Loan Losses                               648                 447                71
Noninterest Income                                      694                 201                47
Noninterest Expense                                   2,720               1,288               552
Provision for Income Taxes                              282                 117                39
Net Income                                              533                 166                94
Basic Earnings Per Common Share                       $1.06                $.42              $.27
Dividends Declared per Common Share                      --                  --                --
Average Total Assets                               $112,001             $53,172           $20,072



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  GENERAL

         The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company. As used in the following discussion, the terms "Company" and "Bancshares" refer to Liberty Bancshares and its subsidiary on a consolidated basis; the terms "Liberty" and "Bank" refer to Liberty Bank; and the term "Liberty Bancshares" refers to Liberty Bancshares, Inc., on a parent company only basis.

         The discussion set forth below, as well as other portions of this Form 10-K, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this Form 10-K. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to; changes in the availability and/or cost of capital; changes in demand for banking services; changes in the portfolio composition; change in the interest rate yield on the Company's investments; changes in management strategy; increased competition from both bank and non-bank companies; changes in the economic, political or regulatory environments in the United States; litigation involving the Company and/or its subsidiaries; and changes in the availability of qualified labor. Readers should take these factors into account in evaluating any such forward-looking comments.

         Bancshares has enjoyed rapid growth since its commencement of operations in late October 1995. Total assets have increased from $12,223,000 at December 31, 1995, to $144,022,000 at December 31, 1998. This growth is reflected in all aspects of changes in the Company's financial condition from 1997 to 1998, and in the results of the

Company's operations in those periods. This growth is the result of a number of factors, including the opening of new branches, hiring of experienced lending officers seeking new positions after mergers of large banks that serve the Springfield, Missouri area, the addition of depositors as a result of those bank mergers, the economic vitality of the Springfield area, and the Bank's marketing program.

         The Bank's rapid growth has required the injection of additional capital from time to time to ensure that the Bank remains well capitalized. Bancshares has provided additional capital for the Bank by borrowing under its borrowing arrangements and by issuing additional shares of capital stock to Bancshares' existing shareholders. During 1998, Bancshares borrowed $1,701,000 under its borrowing arrangements and issued $750,400 of additional shares of Bancshares Common Stock. Bancshares contributed $2,325,000 of this money to the Bank's capital. At December 31, 1998, Bancshares' $8,500,000 of borrowing capacity under its borrowing arrangements had $4,201,000 of outstanding borrowings.

         On June 18, 1998, Bancshares and Bank entered into an agreement to merge Sac River with and into Bank. The Merger closed on January 4, 1999. Sac River held approximately $97 million in assets at December 31, 1998. Pursuant to the Merger all of the outstanding stock of Sac River was exchanged for $6.29 million in cash and 308,745 shares of Bancshares stock. Bancshares has registered the stock issued in the Merger under the Securities Act of 1933. Those shares are not registered under the Securities Exchange Act of 1934.

FINANCIAL CONDITION

TOTAL ASSETS

         The Company's total assets increased from $80,025,000 at December 31, 1997, to $144,022,000 at December 31, 1998, or 80.0%. This increase was driven by the growth of total deposits during the period.

NET LOANS

         Loans net of loan allowances were the principal component of Bancshares' asset growth. Net loans increased from $51,129,000 at December 31, 1997, to $108,088,000 at December 31, 1998, or 111.4%. This increase primarily reflected deposit growth. Loan growth consisted principally of increases in all major loan categories. Commercial loans increased $28,194,000 (86.6%), real estate construction and development loans increased $5,392,000 (76.5%), residential real estate loans increased $8,123,000 (86.4%) and consumer loans increased $15,232,000 (587.2%). This substantial increase in consumer loans resulted from the establishment of a consumer department in the latter part of 1997. Liberty saw an opportunity to expand its consumer loan base by hiring three experienced retail loan personnel. During 1998, two additional employees were added to this department to meet loan demand. Liberty also increased its origination and sale into the secondary market of mortgage loans.

AVAILABLE-FOR-SALE SECURITIES

         The growth in available-for-sale securities was a result of the rapid growth in the Bank's deposits which was not fully absorbed by loan production. The increase from December 31, 1997, to December 31, 1998, was $1,772,000, or 14.5%.

DEPOSITS

         Deposits grew as a result of the Bank's opening new branches and its marketing efforts as well as the addition of customer deposits of new borrowers and individuals and businesses moving their accounts in the aftermath of bank mergers that affected the Springfield market. Total deposits at December 31, 1998, were $122,267,000, a $57,682,000, or 89.3%, increase over $64,585,000 at
December 31, 1997.

BORROWINGS

         Short-term borrowings, in the form of repurchase agreements declined from $7,200,000 at December 31, 1997, to $5,253,000 at December 31, 1998, a
27.0% decrease. This decrease resulted from fluctuations in normal business activities of the Bank's customers.

         Borrowings under Bancshares' notes payable increased $1,701,000 from December 31, 1997 to $4,201,000 at December 31, 1998. The increase was used to inject additional capital into the Bank during the first half of 1998.

         The Bank began using Federal Home Loan Bank ("FHLB") advances during 1998 as an additional vehicle to fund loan growth. The Bank had borrowed $5,000,000 from the FHLB at December 31, 1998.

STOCKHOLDERS EQUITY

         As a result of both growth of retained earnings and sales of Bancshares Common Stock to existing stockholders, Bancshares' stockholders' equity increased by $1,379,000, or 26.1%, from $5,288,000 at December 31, 1997, to
$6,667,000 at December 31, 1998.

RESULTS OF OPERATIONS

NET INCOME

         Since Bancshares' sole subsidiary is a newly formed bank that has operated for less than four years, the Company's income and returns on average assets and stockholders' equity have lagged those of longer established comparably sized institutions.

         Net income for the year ended December 31, 1998, was $533,000, compared to $166,000 for the same period a year earlier, a 221.1% increase. Net income for the year ended December 31, 1997 represented a 77.5% increase over net income for the year ended December 31, 1996.

         The Company's net income growth has been restrained by the need to build the Bank's allowance for loan losses to an amount equal to 1% of the Bank's total loans. Under agreement with its bank regulators, the Bank had three years from inception to reach the 1% level. At December 31, 1998, the Bank's allowance for loan losses exceeded that level slightly.

INTEREST INCOME

         The Company's interest income has increased principally because of the Bank's asset growth. Interest income for the year ended December 31, 1998, was $8,256,000, a $4,308,000, or 109.1%, increase over the prior year. Interest income for the year ended December 31, 1997, was $3,948,000, a 185.3% increase over the prior year.

INTEREST EXPENSE

         Interest expense primarily reflected the growth in the Bank's interest bearing deposits and to a lesser extent increases in overall borrowings. Interest expense for the year ended December 31, 1998 was $4,767,000, an increase of $2,636,000, or 123.7%, over the prior year. Interest expense for the year ended December 31, 1997 was $2,131,000, a 215.7% increase over the prior year.

NET INTEREST INCOME

         As a result of the above increases in interest income and interest expense, net interest income increased $1,672,000 or 92.0%, to $3,489,000 in the year ended December 31, 1998, over the prior year. Net interest income increased 156.3% to $1,817,000 in the year ended December 31, 1997 over the prior year.

         The following table sets forth the Company's average balance of assets, liabilities and stockholders' equity as well as the amount of interest income or interest expense and the average rate for each category of interest earning assets and interest bearing liabilities. Included in the average balances are non-accruing loans. Loan fees are included in interest income. Average balances are computed on a daily basis.

                                                                 December 31
                                  1998                               1997                              1996
                        ----------------------------     --------------------------------  ------------------------------
                                 Interest                           Interest                          Interest
                       Average        and    Average     Average         and     Average   Average        and     Average
                       Balance      'Fees       Rate     Balance        Fees        Rate   Balance        Fees       Rate
                       -------   --------   --------     -------    --------     -------  --------   ---------  ---------
                                                            (Dollars in Thousands)
ASSETS
Cash  and Due  from
Banks                   $5,142         $0         0%     $ 2,326      ______      _____%    $  922       $____     _____%
Federal Funds Sold
and Securities
Purchased under
Agreements to
Resell                   5,251        301       5.73       9,284         534        5.75     5,853         324       5.54
Taxable Investment
Securities              11,829        720       6.09       4,585         282        6.15     1,134          64       5.64
Non-taxable
Investment
Securities               3,378        157       4.65           7           1       14.29       ___         ___        ___
Loans, Net (2)          79,763      7,078       8.87      34,801       3,131        9.00    10,993         996       9.06
                       -------   --------   --------     -------    --------     -------  --------   ---------  ---------
Total Interest
Earning Assets         105,363      8,256      7.84%      51,003       3,948       7.74%     18,902      1,384      7.32%
Bank Premises and
Equipment                2,911                             1,875                              1,075
Other Assets             1,354                               294                                 95
                       -------                           -------                           --------
Total Assets          $109,628                           $53,172                            $20,072
                      ========                           =======                           ========

Liabilities and
Shareholder's
Equity
Noninterest Bearing
Deposits               $13,282         $0         0%     $ 7,366           0          0%     $2,765         $0         0%
Interest Bearing
Deposits                20,611        803       3.90      12,237         488        3.99      5,682        226       3.98
Time Deposits           55,679      3,185       5.72      25,754       1,438        5,58      7,459        414       5.55
Federal Funds
Purchased and
Securities sold
under
Agreements to            7,892        352       4.46       2,434         121        4.97        653         35       5.36
Repurchase
Federal Home Loan
Bank Advances            1,852        101       5.45           0           0           0          0          0          0
Notes Payable            3,771        326       8.64         990          84        8.48
                       -------   --------   --------     -------    --------     -------  --------   ---------  ---------
Total Interest
Bearing Liabilities    103,087      4,767       4.63      48,781       2,131        4.46     16,559        675       4.08
Other Liabilities          501                               293                                 83
Stockholders' Equity     6,040                             4,098                              3,430
                       -------                           -------                           --------
Total Liabilities
and Stockholders'
Equity                $109,628                           $53,172                            $20,072
                      ========                           =======                           ========
NET INTEREST
INCOME,
NET INTEREST
SPREAD                              3,489      3.21%                  $1,817       3.27%                  $709      3.24%
NET INTEREST
YIELD (3)                                      3.31%                               3.56%                            3.75%


(1) Includes non-interest bearing balances, cash and cash items.
(2) Loans, net of loan losses.
(3) Net interest yield is net interest earnings divided by total interest-earning assets, with net interest earnings equal to the difference between total interest earned and total interest paid.

         During 1998, average deposit growth was slightly greater than the growth of loans. Total average interest bearing liabilities grew by 111% in 1998 over 1997, and total average interest earning assets grew at a less rapid 107% in the same period. The increases reflected, in part, the opening of new branches and the addition of new depository accounts as a result of large bank mergers that affected the Springfield market area. The net interest spread over that time period was virtually unchanged and the net interest yield declined by 7.0% to 3.31%.

         The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in the average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in the average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.


                                                   1998 Compared with 1997                   1997 Compared with 1996
                                                     Increase (decrease)                       Increase (decrease)
                                                     Due to a Change in                         Due to a Change in
                                            --------------------------------------      --------------------------------------
                                            Average        Average                      Average        Average
                                            Balance           Rate           Total      Balance           Rate           Total
                                                   (Dollars in Thousands)                     (Dollars in Thousands)
Interest earned on:

     Federal Funds Sold and Securities
     Purchased under Agreements to Resell    $(232)           $(1)          $(233)         $197            $13            $210

     Taxable Investment Securities              441            (3)             438          210              8             218

     Non-taxable Investment Securities          157            (1)             156            1              -               1

     Loans, Net                               4,052          (105)           3,947        2,143            (8)           2,135
                                             ------          -----           -----        -----            ---          ------

     Total Interest Income                    4,418          (110)           4,308       $2,551            $13          $2,564

Interest Paid on:

     Interest-bearing Deposits (NOW
     accounts, MDA, savings and other)         $326          $(11)            $315         $261             $1            $262

     Time Deposits                            1,710             37           1,747        1,022              2           1,024

     Federal Funds Purchased and
     Securities Sold under Agreements           272           (41)             231           90            (4)              86
     to Repurchase

     Notes Payable                              240              2             242           84              -              84

     Federal Home Loan Bank advances            101              0             101            0              0               O
                                             ------       --------         -------       ------            ---          ------

     Total Interest Expense                   2,649           (13)           2,636        1,457            (1)           1,456

Change in Net Interest Income                $1,769       $   (97)          $1,672       $1,094            $14          $1,108
                                             ======       =======          =======       ======           ====          ======
Percent Increase in Net Interest Income
over the Prior Period                                                       92.05%                                     156.28%


Investment Securities Portfolio Analysis

         The Company invests a portion of its available funds in short-term and longer-term instruments, including federal funds sold and investment securities. Investment securities include obligations of the U.S. Government or its agencies, and obligations of states and political subdivisions.

         Federal funds sold are used primarily for daily cash management purposes. The Company's investment securities portfolio is utilized to collateralize certain of the Bank's public and fiduciary deposits. It also provides liquidity through proceeds from scheduled maturities. The majority of the Company's investment securities carry fixed interest rates, and at December 31, 1998 and December 31, 1997, the Company's investment portfolio reflected a net unrealized (loss) gain of approximately and $151,105, and ($504) respectively.

         The following table presents the Company's investments in certain securities accounted for as held to maturity ("HTM") or as available for sale ("AFS") on the dates indicated.

                                                                              December 31
                                                             ----------------------------------------------
                                                               1998              1997                 1996
                                                             --------          --------             -------
                                                                           Book Value
                                                                         (In Thousands)
U.S. Government, HTM                                          $     0           $     0              $    0

U.S. Government, AFS                                                0               600                 849

U.S. Agencies, HTM                                                  0                 0                   0

U.S. Agencies, AFS                                             10,380            10,445                 599

Mortgage Backed Bonds, HTM                                          0                 0                   0

Mortgage Backed Bonds, AFS                                          0                 0                   0

Municipal Securities, HTM                                           0                 0                   0

Municipal Securities, AFS                                       3,657             1,220                   0

Corporates                                                          0                 0                   0
                                                              -------           -------              ------
Total Securities                                               14,037            12,265               1,448
Federal Funds Sold and Securities Purchased under
Agreements to Resell                                            4,839             8,373               6,450
                                                              -------           -------              ------
Total Investments                                             $18,876           $20,638              $7,898
                                                              =======           =======              ======



         The following table sets forth the amounts by book value and weighted average yields, as of December 31, 1998, of each category of investment listed in the preceding table maturing during certain time periods.


                                                              Maturing
                                          After One Year     After Five
                                            But Within        Years But
                             Within One        Five          Within Ten      After Ten
                                Year           Years           Years           Years           Total
                            -------------  -------------   --------------  -------------  -----------------
                            Amount  Yield  Amount  Yield   Amount  Yield   Amount  Yield  Amount      Yield
                                                            (In Thousands)
Held to Maturity:
U.S. Government                $0      -      $0       -      $0       -       0               0          -
U.S. Agencies                   0      -       0       -       0       -       0      -        0          -
Mortgaged Backed Bonds          0      -       0       -       0       -       0      -        0          -
Municipal Securities            0      -       0       -       0       -       0      -        0          -
Corporates                      0      -       0       -       0       -       0      -        0          -

Available for Sale:
U.S. Government                 0      -       0       -       0       -       0      -        0          -

U.S. Agencies              $2,843  5.39%  $7,435   6.07%    $102   6.02%       0      -  $10,380      5.88%

Mortgaged Backed  Bonds         0      -       0       -       0       -       0      -        0          -
Municipal Securities            0      -    $152   4.10%  $1,021   4.45%  $2,484  4.70%   $3,657      4.60%

         On December 31, 1998, the Company had no investments in the debt securities of any issuer (excluding U.S. Government and U.S. Agencies and corporations) with a book value of more than ten percent (10%) of the Company's shareholders' equity. Yields on tax-exempt securities were not computed on a tax equivalent basis.

LOAN PORTFOLIO

         The following table presents the amount of loans outstanding at the dates indicated, according to loan category:

                                                                     Year Ended December 31
                                                           ---------------------------------------------
                                                               1998               1997              1996
                                                               ----               ----              ----
                                                                         (In Thousands)
Real Estate Loans; Construction                             $12,444            $ 7,052          $  2,787
Real Estate Loans; Mortgage                                  57,947             32,159            12,556
Installment Loans                                            17,826              2,594               549
Commercial Loans and Other                                   20,400              9,848             3,470
                                                             ------              -----             -----
     Total Loans                                           $108,617            $51,653           $19,362
                                                           ========            =======           =======


         The 110.3% increase in total loans in 1998 over the prior year generally reflects the rapid increase in the Bank's deposit base, the demand for loans in the Bank's market area, and the Bank's marketing efforts, which were enhanced by the addition of experienced lending officers hired from other area banks.

         Real estate construction loans consist primarily of residential and commercial construction loans for properties located in Greene County, Missouri. Real estate mortgage loans, including 1-4 family and multi-family loans, are collateralized by residential properties that are principally located in Greene County, Missouri. Real estate-non-farm, non-residential loans are secured by commercial properties principally located in Greene County, Missouri.

         Commercial and industrial loans are comprised primarily of loans to customers in the southwest Missouri trade area and are diversified from an industry and customer standpoint, which helps to minimize risk. As a result of management's emphasis on relationship banking, most borrowing customers also maintain deposit accounts and use other banking services.

         The installment loan portfolio consists of both secured and unsecured loans to individuals for various personal reasons such as automobile financing, home improvements, education and recreational purposes.

         The following table presents the repricing frequency of certain loan categories at December 31, 1998.

                                                  Within                1-5               Over 5
                                                 One Year              Years              Years             Total
                                                 --------             -------             ------           --------
                                                                         (In Thousands)
Real Estate Loans; Construction                   $12,444                  --                 --            $12,444

Real Estate Loans; Mortgage                        49,443               6,813              1,691             57,947

Installment Loans                                   5,197              12,309                320             17,826

Commercial Loans and Other                         18,516               1,582                302             20,400
                                                  -------             -------             ------           --------
     Total Loans                                  $85,600             $20,704             $2,313           $108,617
                                                  =======             =======             ======           ========


         The table below presents the interest rate sensitivity at December 31, 1998, on loans contractually due after one year in the following categories.

                                                                          Fixed                Adjustable
                                                                      Interest Rate           Interest Rate
                                                                      -------------           -------------
                                                                                     (In Thousands)
Real Estate Loans; Construction                                          $     --                  $1,621

Real Estate Loans; Mortgage                                                 7,028                  33,813

Installment Loans                                                          16,149                      44

Commercial Loans and Other                                                  2,487                   4,175
                                                                           ------                  ------
     Total loans                                                         $ 25,664                 $39,653
                                                                           ======                  ======


         The Company's loan portfolio is varied, with no undue concentration in any single industry, although a majority of the loans in the Company's portfolio have been made to borrowers in the Greene County area.

RISK ELEMENTS OF LOAN PORTFOLIO

         Management reviews the Company's loan portfolio continuously for problem loans. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet contractual requirements of loan agreements. Such loans are placed under close supervision, with consideration given to placing the loan on a nonaccrual status. Management then determines the need for additions to the allowance for loan loss or, if appropriate, partial or full charge-off. Those loans on which management does not expect to collect interest in the normal course of business, or which are 90 days or more past due as to principal or interest, are generally placed on nonaccrual status. After a loan is placed on nonaccrual status, interest income is recognized only on a cash basis so long as management is satisfied there is not impairment of the book value of the loan. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current, and in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

         The following table presents the amount of non-performing loans outstanding at the dates indicated, by category:

                                                  December 31
                                      ------------------------------------
                                      1998            1997            1996
                                      ----            ----            ----
                                             (Dollars in Thousands)
Nonaccrual Loans                       $43              $0              $0

Loans 90 Days Past Due and Still        22               0               0
Accruing

Restructured Loans                       0               0               0
                                        --              --              --

Total Non-performing Loans             $65              $0              $0
                                       ===              ==              ==


         It is the Bank's stated policy that when a loan becomes over 90 days delinquent, it is automatically placed on nonaccrual status unless the loan is in the process of collection. In addition, other loans showing a high apparent risk and potential for deterioration in financial strength or collateral value may be placed on a nonaccrual status.

         As of December 31, 1998 and December 31, 1997, the gross interest income on nonaccrual and past due accruing loans recorded for the year then ended was $0. The amount of interest income on such loans accounted for in nonaccrual status that would have been recorded during the year if the loans had been current in accordance with their terms approximated $500 and $0 for the respective periods.

         The following table presents the book value of certain loans excluded from the previous table but classified by the Bank as potential problem loans.

                                                                         Book Value
                                                         ------------------------------------------
                                                                       (In Thousands)
                                                         December 31, 1998        December 31, 1997
                                                         -----------------        -----------------
Installment Loans                                              $  32                     $ 0

Real Estate Loans; Construction                                    0                       0

Real Estate Loans; Mortgage                                      642                       0

Commercial Loans and Other                                       198                     600
                                                               -----                    ----

         Total Loans                                           $ 872                    $600
                                                               =====                    ====


PROVISION FOR LOAN LOSSES

         The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. Since the Bank was formed in 1995, it has been building its loan loss allowance up to 1% of total loans. The loan loss allowance at December 31, 1998 slightly exceeded the 1% level. Notwithstanding the process of building a loan loss allowance, management believes its provision for loan losses has been sufficient since 1995. See "Financial Condition - Allowances for Loan Losses."

         The following table presents an analysis of the Company's loss experience for the periods indicated.

                                                                        Year Ended December 31
                                                                --------------------------------------
                                                                1998            1997             1996
                                                                ----            ----             ----
                                                                        (Dollars in Thousands)
Balance at Beginning of Period                                  $524            $ 77               $6

Charge-offs:
     Real Estate Loans; Construction                               0               0                0

     Real Estate Loans; Mortgage                                (48)               0                0

     Installment Loans                                          (15)               0                0

     Commercial Loans and Other                                    0               0                0

Recoveries:
     Real Estate Loans; Construction                               0               0                0

     Real Estate Loans; Mortgage                                   0               0                0

     Installment Loans                                             0               0                0

     Commercial Loans and Other                                    0               0                0
                                                             -------         -------           ------

     Net Charge-offs                                             (63)              0                0

     Provision for Loan Losses                                   648             447               71
                                                             -------          ------           ------

Balance at End of Period                                      $1,109            $524              $77
                                                              ======            ====              ===

Ratio of Net Charge-offs During the Period to Average Net
Loans Outstanding During the Period                             .08%              0%               0%



         The following table presents a breakdown of the allowance for loan losses for the period indicated.

                                                                    December 31
                                          1998                          1997                         1996
                                   ---------------------         --------------------        -----------------------
                                                Percent                       Percent                       Percent
                                                   of                           of                            of
                                                 loans                         loans                         loans
                                                in each                       in each                       in each
                                                category                      category                      category
                                                to total                      to total                      to total
                                  Amount         loans          Amount         loans         Amount          loans
                                  -------       --------        -------       -------        -------        --------
                                                               (Dollars in Thousands)
Balance at End of
Period Applicable to:
Real Estate Loans: Construction       $14          1.26%           $___          ___%            $___          ___%
Real Estate Loans: Mortgage           131          11.81           ____          ____            ____          ____
Installment Loans                      11           0.99           ____          ____            ____          ____
Commercial Loans and Other             47           4.24             42          0.43            ____          ____
Unallocated Allowance                 906          81.70            482         99.57              77         100.0
                                   ======         ======           ====       =======             ===         =====
     Total                         $1,109         100.0%           $524       100.00%             $77          100%
                                   ======         ======           ====       =======             ===         =====

         The following table presents an analysis of the activity in the foreclosed assets held for sale account for the period indicated.

                                                                         Year Ended December 31
                                                                  -------------------------------------
                                                                  1998             1997            1996
                                                                  ----             ----            ----
                                                                           (Dollars in Thousands)
Balance at Beginning of Period                                      $0               $0              $0
Foreclosures During the Year                                        28                0               0
Writedowns During the Year                                           0                0               0
Proceeds from Sales                                                  0                0               0
Gain (Loss) on Sales (Net)                                           0                0               0
                                                                   ---              ---             ---
Balance at End of Period                                           $28               $0              $0
                                                                   ===              ===             ===
Ratio of Foreclosed Assets to Loans
Outstanding                                                         0%               0%              0%


ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. This evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of foreclosed assets held for sale. These agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         Management has established an allowance for loan losses which reduces the total loans outstanding by an estimate of potential loan losses, plus an excess margin for potential future uncertainties. Loans deemed uncollectible are charged against and reduce the allowance. Provisions for loan losses are expensed against current income. The provision replenishes the allowance for loan losses and maintains the allowance at acceptable levels based upon the judgment of management. The allowance for loan losses is based upon current economic conditions, risks in the loan portfolio, historical loan loss experience and other factors which, in management's opinion, deserve current recognition.

DEPOSITS

         The Bank's deposit base is its primary source of funds. The Bank offers a broad range of deposit products, including noninterest demand deposits, NOW accounts, saving deposits, individual retirement accounts and certificates of deposit.

         At December 31, 1998, 25.1% of total deposits were in noninterest bearing accounts, 21.6 % in savings and interest bearing demand accounts and 53.3% in certificates of deposit.

         The following table presents the average balances of and the average rate paid on certain categories of deposits for the periods indicated.

                                                            Year Ended December 31
                                   --------------------------------------------------------------------------
                                           1998                      1997                      1996
                                           ----                      ----                      ----
                                   Average       Average      Average      Average      Average      Average
                                   Balance        Rate        Balance       Rate        Balance       Rate
                                       (1)                     (1)                       (1)
                                   -------       -------      -------      -------      -------      --------
                                                            (Dollars in Thousands)
Noninterest Bearing:
Demand Deposit Accounts            $13,282           0%       $7,366        ___%         2,765        ___%
Interest Bearing:
MMDA and NOW Accounts               19,465         3.97       11,894       4.02          5,628       3.99
Savings Deposits                     1,146         2.93          343       2.92             54       3.00
IRA                                  3,427         6.04          852       5.87            205       5.85
CDS Under $100,000                  33,631         5.67       12,016       5.47          3,116       5.36
CDS Over $100,000                   18,621         5.76       12,886       5.70          4,138       5.68
                                   -------                   -------                   -------
Total Average Deposits             $89,572                   $45,357                   $15,906
                                   =======                   =======                   =======

------------------
(1)  Averages are computed on a daily basis.

         Overall total average deposits increased by 97.48% from 1997 to 1998, with certificates of deposit accounting for 61.85% of the total growth.

         The following table presents the amount outstanding as of December 31, 1998, of certain deposits in excess of $100,000 and the maturities thereof. The Bank does not purchase brokered deposits, and the Bank's Board of Directors reviews all deposits of $100,000 or more each month to monitor volatility, which, historically, has been nominal.

                                                                   Maturing in
                                    --------------------------------------------------------------------------------
                                    3 Months            3 to 6           6 to 12            Over 12
                                     or less            Months            Months             Months           Total
                                    --------            ------           -------            -------           ------
                                                                  (In Thousands)
Time Deposits
Time Deposits of
$100,000 or more                      $7,250            $6,235            $8,157             $4,399          $26,041
Other Time Deposits                    9,666             6,299             9,857             13,264           39,086
                                     -------           -------           -------            -------          -------
Total                                $16,916           $12,534           $18,014            $17,663          $65,127
                                     =======           =======           =======            =======          =======

RETURN ON EQUITY AND ASSETS

         The following table presents the Company's return on equity and assets for the periods indicated.

                                                                                 Year Ended December 31
                                                                           -----------------------------------
                                                                           1998           1997            1996
                                                                           ----           ----            ----

Return on Assets (net income divided by average total assets)              .49%           .31%            .47%

Return on Equity (net income divided by average equity)                   8.82%           3.63%          2.69%

Dividend Payout Ratio (dividends declared per share divided by net
income per share)                                                           -               -              -

Equity to Assets Ratio (average equity divided by average total           5.51%           8.62%          17.34%
assets)

SHORT-TERM BORROWINGS

         Short-term borrowings consist of securities sold under agreements to repurchase. These amounted to $5,253,000 at December 31, 1998, and $7,200,000 at December 31, 1997. The average yield on short-term borrowings was 4.46% and 4.96% during 1998 and 1997. The majority of these investments have terms ranging from one to 30 days. The maximum amounts of short-term borrowings outstanding at any month end during 1998 and 1997 were $13,748,000 and $10,645,000. Information regarding the levels of short-term borrowings for 1998 and 1997 are as follows:

                                                                December 31
                             ------------------------------------------------------------------------------------
                                      1998                         1997                          1996
                             Federal                       Federal                       Federal
                              Funds         Securities      Funds         Securities     Funds         Securities
                             Purchased         Sold       Purchased          Sold       Purchased         Sold
                             ---------      ----------    ----------      ----------    ---------      ----------
                                                           (Dollars in Thousands)
Balance at End of               $0          $5,253           $0           $ 7,200         ---            $600
Period

Maximum outstanding             $0          $13,748         $865          $10,645         ---            $950
during the period at
any month end

Average interest rate           0%           4.25%           __                           ---           5.52%
end of period                                                              4.70%

Average outstanding             $0          $8,724          $ 43          $ 2,391         ---            $653
during period

Average interest rate           0%           4.46%            4.86%        4.97%          ---           5.36%
for the period

         The average amount outstanding was computed from daily averages and the average interest rates for the period were computed by dividing the respective interest expense by the average balance outstanding.

REGULATORY CAPITAL

         At December 31, 1998, the Bank exceeded all regulatory capital requirements to which it is subject. The Bank had Tier 1 Capital of $10,379 (7.8% of average assets); Tier 1 Risk-Based Capital of $10,379 (9.4% of risk-weighted assets) and Total Risk-Based Capital of $11,488 (10.5% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized."

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

         Liberty has formed a committee of bank employees to assess and coordinate the Bank's Year 2000 compliance. On a quarterly basis the committee reports to Liberty's Board of Directors on the status of the Bank's compliance efforts. Since its formation in 1997, the committee has undertaken activities to identify potential problems, arrange testing of systems, prepare contingency and liquidity plans, install compliant versions of affected properties, and assess customers readiness, among others.

         As of January 1999, Liberty's core data processing system and teller software have been extensively tested by their vendors. Liberty also intends to conduct its own tests of these systems. In addition, the Bank's software for communication with the Federal Reserve is believed to be compliant following upgrades. Tests of the Bank's ATM software have occurred and the software is believed to be Year 2000 compliant. All of the Bank's personal computer loan processing software has been tested. Liberty intends to have all remaining software and embedded technology fully tested by June 30, 1999.

         Third party vendors have borne most of the cost of Liberty's Year 2000 compliance efforts. Costs incurred by Liberty have largely been in the form of the compensation and benefits provided existing bank employees who have conducted the compliance activities. To date, Liberty has not incurred any non-employee expenses in implementing its compliance program and expects that its total non-employee costs through January 1, 2000, will be $15,000 or less.

         While Liberty believes that its systems and technology will be compliant on January 1, 2000, and thereafter, it faces an unquantifiable risk that third parties such as customers will encounter Year 2000 problems that cause them to reduce their use of bank services, default on loans, or reduce levels of future borrowings. There is also a risk that other financial organizations with which Liberty maintains relations could experience Year 2000 issues that would adversely affect Liberty. Finally, if other service providers, such as public utilities or telephone companies, are not Year 2000 compliant, Liberty could experience service interruptions that would make the conduct of business difficult.

         Liberty has developed a contingency plan to address some of these uncertainties. It may employ back-up generators as needed to provide electric power beginning January 1, 2000. It plans to have in place a cellular based modern communication system to maintain communication with its data service providers in the event that landline communications are disrupted. Immediately before the change of the century, electronic trial balances with extended information are to be downloaded for import into local database files. A complete backup of all files before the century change, and critical information is expected to be printed in hard copy. The Bank anticipates taking other steps to assure both liquidity and security.

         Liberty believes that it has completed the majority of the actions necessary to achieve Year 2000 compliance for its core systems and over half of the work necessary to achieve overall compliance. Liberty expects that it will be Year 2000 compliant before the century date change. There remains, however, the possibility that problems encountered by third parties, including customers, financial organizations and other service providers, could adversely affect the Bank.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following is a biographical summary of the experience of the Company's and Liberty's executive officers and directors.

         WILLIAM P. GAUT, 59, has served as Director of Bancshares and Liberty since 1995. Mr. Gaut has been the President of William P. Gaut, Inc., a consulting company, for more than five years.

         ROBERT P. GEPHARDT, 46, has been President of Liberty's Branch, Mount Vernon's Community Bank since October, 1996. Prior to that, Mr. Gephardt was employed as Vice President by First City National Bank.

         LYLE D. GRAESSER, 53, has been a Director of Bancshares and Liberty since 1995. Mr. Graesser is the President of Micrographics Services Corporation, a bank services corporation, a position he has held for more than five years.

         KENNETH E. HAMILTON, 58, has been a Director of Bancshares and Liberty since 1995. Mr. Hamilton is the President of Hamilton Curtis Corporation, a development company, Hamilton Properties, Inc., a property management company, and Hamilton Contracting, Inc., a contracting company. He is also involved in a number of apartment and real estate development companies. Mr. Hamilton has held these positions for more than five years.

         HOWARD JACKSON HOKE, 52, has been a Director of Bancshares and Liberty since 1995. Mr. Hoke has been the President of Jack Hoke Companies, Inc., a real estate business, for more than five years. He is also the principle of Jack Hoke, P.C., a law firm.

         HOWARD K. JOHNSON, 71, has been a Director of Liberty since the Merger. Prior to the Merger, Mr. Johnson had been a Director of Sac River since 1969. Mr. Johnson farms near Stockton, Missouri.

         NEALE W. JOHNSON, 52, has been a Director of Liberty since the Merger. Prior to the Merger, Dr. Johnson had been a Director of Sac River since 1985. Dr. Johnson is a dentist and has been practicing since 1973 in Stockton, Missouri.

         DIXIE F. LETSCH, 57, has been a Director of Bancshares and Liberty since 1997. Ms. Letsch has been the Secretary/Treasurer of Letsch Advertising, Inc., an advertising company for more than five years.

         GARY E. METZGER, 48, has served as President and Director of Bancshares and Liberty since their formation in 1995. Prior to 1995, Mr. Metzger was president of Southwest Bank, a Springfield, Missouri, area bank, and vice president of Southwest Bancshares, Inc.

         RONALD MCDOWELL, 38, has served as Senior Vice President of Liberty since Liberty was founded in 1995.

         CHARLES W. NEALE, 67, became a Director of Liberty at the time of the Merger. Prior to the Merger, Dr. Neale had been a Director of Sac River since 1985. Dr. Neale, a dentist, is retired from his dental practice.

         RONALD K. PENDER, 42, has been Senior Vice President at Liberty since September 1997. Prior to joining Liberty, Mr. Pender served as Vice President at Union Planters Bank (in 1997) and at Nations Bank (from 1985 to 1997), in both instances in Springfield, Missouri.

         RICHARD A. PENDLETON, 55, has been a Director of Bancshares and Liberty since 1995. Mr. Pendleton has been a director and officer of Pendleton-Talley Company, a restaurant management company, and Restaurant Systems, Inc., a KFC owner/operator, for more than five years. He is a partner or member in various other real estate companies.

         DAVID PETIFORD, 43, has served as Senior Vice President of Liberty since 1997. Prior to 1997, Mr. Petiford was employed as Vice President by Boatmen's Bank of Southern Missouri.

         GARRY L. ROBINSON, 37, has served as Executive Vice President and Director of Bancshares and Liberty since the Merger of Sac River with Liberty. Prior to the Merger, Mr. Robinson was President and a Director of Sac River.

         WAYNE A. SCHEER, 57, has been a Director of Bancshares and Liberty since 1995. Mr. Scheer is the President of Liberty Car Rental, a Thrifty car rental franchise, and Missouri Insulation, a building supply company, positions that he has held for more than five years. Mr. Scheer is also Chairman of the Board of Liberty Industries, Inc., a cultured marble manufacturer.

         PATRICIA L. SECHLER, 53, has served as Senior Vice President of Liberty since 1995. Prior to 1995, she was vice president of Southwest Bank, a Springfield area bank.

         CHARLES L. SKAGGS, 60, became a Director of Liberty at the time of the Merger. Prior to the Merger, Mr. Skaggs had been a Director of Sac River. Mr. Skaggs is retired. Prior to 1994, Mr. Skaggs was Merchandising Service Manager for Mobil Oil Corporation.

         FRANKLIN H. SMITH, 63, has been a Director of Liberty since the Merger. Prior to the Merger, Mr. Smith had been a Director of Sac River since 1973. Mr. Smith has owned and operated Sac River Lumber Company for more than five years.

         MAURICE L. STILES, 56, has been President of Liberty's Greenfield Community Bank branch since August 31, 1997. From 1960 until joining Liberty, Mr. Stiles was employed as community bank president at the Lockwood Boatmen's Bank.

         CHARLES TALBERT WOOTEN, JR., 56, has been a Director of Bancshares and Liberty since 1995. Mr. Wooten owns Wooten Company, a commercial and residential property management company, and is a partner in various residential and commercial properties.

         STEPHEN T. WRENN, 45, has served as Vice President of Liberty since the Merger of Sac River with Liberty. Prior to the Merger, Mr. Wrenn was Vice President of Sac River, where he had been employed since 1975.

Item 11. Executive Compensation.

         The following table sets forth the compensation that Liberty paid to its chief executive officer for services rendered in the fiscal year ended December 31, 1998. Bancshares paid no compensation to Mr. Metzger. Mr. Metzger is the only executive officer of the Company and Liberty whose salary and bonus exceeded $100,000 during the 1998 fiscal year.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

                                                                                                ALL OTHER
NAME AND PRINCIPAL POSITION                                    SALARY           BONUS          COMPENSATION
---------------------------                                    ------           -----          ------------
Gary  Metzger,   President  and  Chief   Executive
Officer
1998                                                         $115,000         $20,000
1997                                                         $ 93,500        $ 18,700              (1)
1996                                                           80,000               0              (2)


-----------------------

(1) On January 20, 1998, Mr. Metzger was granted an option to purchase 2,500 shares of Bancshares Common Stock at a price per share of $14.79 pursuant to the terms of the Incentive Stock Option Plan adopted by Bancshares on October 27, 1995 (the "Option Plan").

(2) On January 21, 1997, Mr. Metzger was granted an option to purchase 2,500 shares of Bancshares Common Stock at a price per share of $12.90 under the Option Plan.

         The salary and bonus of the President and Chief Executive Officer of the Company and Liberty is set on an annual basis by the Compensation Committee of Liberty's Board of Directors. The members of the Compensation Committee in 1998 were Gary E. Metzger, Kenneth E. Hamilton, Richard A. Pendleton, Charles Talbert Wooten, Jr. and William P. Gaut. The Compensation Committee considers Liberty's financial performance as compared to budget goals, non-financial goals, including level of expansion and recruitment of personnel, and the salaries of chief executive officers at similar institutions in Missouri in setting Mr. Metzger's salary.

FISCAL YEAR END OPTIONS

         The following table discusses stock options for shares of Bancshares Common Stock held by certain officers of Liberty as of December 31, 1998. Each option is exercisable for a period of ten years from the date such option was granted, pursuant to the terms of the Option Plan adopted on October 27, 1995, as amended and restated. All options granted are exercisable immediately after grant of the options. However, an employee may not exercise options to purchase more than One Hundred Thousand Dollars ($100,000) of stock, valued as of the date of the grant of the option, in any one calendar year.

                                                               NUMBER OF SHARES                 VALUE OF
                                                                 UNDERLYING                   UNEXERCISED
                                                             UNEXERCISED OPTIONS               OPTIONS AT
NAME                                                          AT FISCAL YEAR-END           FISCAL YEAR-END(4)
----                                                         -------------------          -------------------
Gary E. Metzger                                                    10,000(1)                    $295,600
Robert P. Gephardt                                                  1,000(2)                      29,560
Ronald McDowell                                                     2,000(3)                      59,120
David Petiford                                                      2,000(2)                      59,120
Patricia L. Sechler                                                 1,000(2)                      29,560


-------------------
(1) Includes an option for 5000 shares granted on October 27, 1995, with an exercise price of $10 per share, an option for 2,500 shares granted on January 21, 1997, with an exercise price of $12.90 per share, and an option for 2,500 shares granted on January 20, 1998, with an exercise price of $14.79 per share.

(2) Option granted on January 20, 1998, with an exercise price of $14.79 per share.

(3) Includes an option for 1,000 shares granted on January 21, 1997, with an exercise price of $12.90 per share and an option for 1,000 shares granted on January 20, 1998, with an exercise price of $14.79 per share.

(4) Based upon an assumed market value of $29.56, which was the value assigned to Bancshares' stock in the Merger.

         The exercise price of each option is the fair market value of Bancshares Common Stock as of the option grant date, as determined by the Incentive Stock Option Committee. The Incentive Stock Option Committee also determines the number of options to grant each year based upon recommendations from Liberty's Compensation Committee, which takes into account the performance of each eligible employee in making its recommendations. The Incentive Stock Option Committee's current members are Wayne A. Scheer, Richard A. Pendleton, William P. Gaut, Howard Jackson Hoke and Lyle D. Graesser.

COMPENSATION OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The directors of the Company and Liberty receive $200 per meeting for serving as directors of Bancshares and Liberty. The members of the Loan Committee of the Liberty Board of Directors receive an additional $200 per month as members of the Loan Committee. In 1998, the Company and Liberty Boards of Directors held twelve (12) meetings, and the Liberty Loan Committee held twenty-four (24) meetings.

         The Loan Committee consists of the President, three directors who serve permanently and one director who rotates on a quarterly basis. The Loan Committee has the power to discount and purchase bills, notes and other evidences of debt, and to buy and sell bills of exchange. The Committee approves all new loans over certain limits. The permanent members of the Loan Committee are Gary E. Metzger, Wayne A. Scheer, Richard A. Pendleton and Charles Talbert Wooten, Jr.

         Liberty's Board of Directors also has an Audit Committee, consisting of not less than three directors of Liberty, none of whom may be an officer of Liberty. The Audit Committee examines Liberty's affairs and reports to the Board of Directors regarding the status of Liberty's condition and internal audit controls and procedures and recommends any changes in the manner of doing business or conducting the affairs of Liberty that it deems advisable. The members of the Audit Committee during 1998 were Richard A. Pendleton, Lyle D. Graesser, Howard Jackson Hoke and William P. Gaut. The Audit Committee met once during 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of February 10, 1999, the number of shares of Common Stock owned beneficially by each director and executive officer of Bancshares and Liberty, and all directors and executive officers of Bancshares and Liberty as a group.

                                                                     Number of Shares                Percent
Name                             Position                            Beneficially Owned              Of Class
----                             ---------                           ------------------              --------
Gary E. Metzger                  Director, President,
                                 Chairman of Board
                                 of Directors                               21,440(1)                 2.59%
Garry L. Robinson                Director, Executive Vice
                                 President                                   1,137(2)                 0.14%
Patricia L. Sechler              Director, Secretary,
                                 Senior Vice-President                      31,510(3)                 3.85%
William P. Gaut                  Director                                      15,260                 1.87%
Robert P. Gephardt               President, Mount Vernon
                                 Community Bank                              2,660(4)                 0.32%
Lyle D. Graesser                 Director                                      15,251                 1.86%
Kenneth E. Hamilton              Director                                      33,560                 4.10%
Howard Jackson Hoke              Director                                      22,880                 2.80%
Howard K. Johnson                Director                                    2,545(5)                 0.31%
Neale W. Johnson                 Director                                   22,516(6)                 2.75%
Dixie F. Letsch                  Director                                   22,880(7)                 2.80%
Ronald McDowell                  Senior Vice President                       2,830(8)                 0.35%
Charles W. ("Bill") Neale        Director                                   14,679(9)                 1.79%
Richard A. Pendleton             Director                                  54,985(10)                 6.72%
David Petiford                   Senior Vice President                      5,930(11)                 0.72%
Ronald K. Pender                 Senior Vice President                      1,350(12)                 0.16%
Wayne A. Scheer                  Director                                  45,770(13)                 5.59%
Charles L. Skaggs                Director                                      35(14)                    0%
Franklin H. Smith                Director                                   6,475(15)                 0.79%
Maurice L. Stiles                President, Greenfield
                                 Community Bank                                   ---                    0%
Charles Talbert Wooten, Jr.      Director                                  15,260(16)                 1.87%
Stephen T. Wrenn                 Director, Vice President                   2,592(17)                 0.32%

All Directors and
Executive Officers
as of Group                                                                   341,545                41.75%

----------------------
(1) Includes options to purchase 10,000 shares, 5,000 shares held by Mr. Metzger and, 6440 shares held jointly with Susan Metzger, Mr. Metzger's spouse.

(2) Does not include 9,076 shares held by the Sac River ESOP of which Mr. Robinson is the sole trustee.

(3)      Includes options to purchase 1,000 shares.

(4)      Includes options to purchase 1,000 shares.

(5) Held by Howard K. Johnson, Trustee of Revocable Trust U/T/A dated April 28, 1995.

(6)      35 shares held by Mr. Johnson, 3,942 shares held jointly with Frances
         A. Johnson and 18,539 shares held by Neale W. Johnson and Piper Price as Co-Trustees of the Darrell W. Johnson and Betty L. Johnson Family Trust dated May 7, 1993.

(7) 22,880 shares held by Dixie F. Letsch, Trustee under the Dixie F. Letsch Trust Agreement dated August 1992.

(8)      Includes options to purchase 2,000 shares.

(9) Does not include an additional 11,720 shares held by Janet Neale, Mr. Neale's wife, as Trustee of the Janet Neale Revocable Living Trust dated May 28, 1992.

(10) 15,260 shares held by Anise C. Brasher and Richard A. Pendleton, Co-Trustees, Anise C. Brasher Revocable Trust U/T/A dated August 1, 1995; 39,725 held by Mr. Pendleton.

(11) Includes options to purchase 2,000 shares and 3,930 shares held jointly with Donna Petiford.

(12)     1,350 shares held jointly with Darohnn Pender.

(13) 15,770 shares held by Wayne A. Scheer, Trustee under the Revocable Living Trust Agreement of Wayne A. Scheer dated August 23, 1993; 30,000 shares held by Liberty Properties, L.P.; a limited partnership of which Mr. Scheer is general partner.

(14) Does not include 4,084 shares held by Charlotte Anne Skaggs, Mr. Skagg's wife.

(15) Does not include 2,947 shares held by Mary Ruth Smith, Mr. Smith's wife.

(16) 15,260 shares held by Mr. Wooten as Trustee of the Rosalie Wooten Descendents Irrevocable Trust dated December 30, 1982.

(17) Does not include 71 shares held by Rhonda A. Wrenn, Mr. Wrenn's wife, or 25,298 shares held by Thomas C. Wrenn and Leona M. Wrenn, co-trustees of the Thomas C. Wrenn U/T/A dated April 26, 1996, of which Stephan Wrenn is successor trustee.

PRINCIPAL SHAREHOLDERS

         The following table sets forth, as of February 10, 1999, the persons known by the Company to be beneficial owners of more than five percent (5%) of the outstanding shares of the Company's Common Stock.

          Name and Address of                Number of Shares
          Beneficial Owner                  Beneficially Owned              Percent of Class
          -------------------               ------------------              ----------------
          Richard A. Pendleton                   54,985(1)                         6.72%
          Wayne A. Scheer                        45,770(2)                         5.59%


(1) 15,260 shares held by Anise C. Brasher and Richard A. Pendleton, Co-Trustees, Anise C. Brasher Revocable Trust U/T/A dated August 1, 1995; 39,725 held by Mr. Pendleton.

(2) 5,770 shares held by Wayne A. Scheer, Trustee under Revocable Living Trust Agreement of Wayne A. Scheer dated August 23, 1993, 30,000 shares held by Liberty Properties, L.P., a limited partnership of which Mr. Scheer is the general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         At December 31, 1998 and 1997 Liberty had loans outstanding to officers, directors, employees and companies in which the Bank's executive officers or directors were principal owners, in the amount of $15,144,000 and $11,862,000, respectively. Such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K.

14(A)(1) FINANCIAL STATEMENTS

                  The Financial Statements required to be filed are attached hereto as Appendix A.

14(A)(2) FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted because the required information in such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

14(A)(3) EXHIBITS

         Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference.

14(B)    REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the year ended December 31, 1998.

14(C)    EXHIBITS

         The list of Exhibits filed with this report is set forth in response to
Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(D)    FINANCIAL STATEMENTS

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the _____ day of March, 1999.


                                         LIBERTY BANCSHARES, INC.


                                         /s/ Gary E. Metzger
                                         ------------------------
                                             Gary E. Metzger
                                             President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities at Liberty Bancshares, Inc. on March __, 1999.

         Signature                                     Title

/s/ Gary E. Metzger                           Director, President, Chairman of
-------------------------------               Board of Directors
Gary E. Metzger

/s/ Garry L. Robinson                         Director, Executive Vice President
-------------------------------
Garry L. Robinson

/s/ Ron McDowell                              Senior Vice President
-------------------------------               (Principal Financial Officer)
Ron McDowell

/s/ William P. Gaut
-------------------------------
William P. Gaut                               Director

/s/ Lyle D. Graesser
-------------------------------
Lyle D. Graesser                              Director

/s/ Kenneth E. Hamilton
-------------------------------
Kenneth E. Hamilton                           Director

/s/ Howard Jackson Hoke
-------------------------------
Howard Jackson Hoke                           Director

/s/ Howard K. Johnson
-------------------------------
Howard K. Johnson                             Director

/s/ Neale W. Johnson
-------------------------------
Neale W. Johnson                              Director

/s/ Dixie F. Letsch
-------------------------------
Dixie F. Letsch                               Director

/s/ Charles W. Neale
-------------------------------
Charles W. ("Bill") Neale                     Director

/s/ Richard A. Pendleton
-------------------------------
Richard A. Pendleton                          Director

/s/ Charles L. Skaggs
-------------------------------
Charles L. Skaggs                             Director

/s/ Wayne A. Scheer
-------------------------------
Wayne A. Scheer                               Director

/s/ Franklin H. Smith
-------------------------------
Franklin H. Smith                             Director

/s/ Charles Talbert Wooten, Jr.
-------------------------------
Charles Talbert Wooten, Jr.                   Director

/s/ Stephen T. Wrenn
-------------------------------
Stephen T. Wrenn                              Director

                                   APPENDIX A

                            LIBERTY BANCSHARES, INC.
                                 AND SUBSIDIARY

                             Accountants' Report and
                        Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

LIBERTY BANCSHARES, INC. AND SUBSIDIARY


                        DECEMBER 31, 1998, 1997 AND 1996


                                    CONTENTS


                                                                            Page

INDEPENDENT ACCOUNTANTS' REPORT..............................................1

CONSOLIDATED FINANCIAL STATEMENTS
    Balance Sheets...........................................................2
    Statements of Income.....................................................3
    Statements of Changes in Stockholders' Equity............................4
    Statements of Cash Flows.................................................5
    Notes to Financial Statements............................................7

                        INDEPENDENT ACCOUNTANTS' REPORT




Board of Directors
Liberty Bancshares, Inc.
    and Subsidiary
Springfield, Missouri


    We have audited the accompanying consolidated balance sheets of LIBERTY BANCSHARES, INC. AND SUBSIDIARY as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LIBERTY BANCSHARES, INC. AND SUBSIDIARY as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





Springfield, Missouri
February 19, 1999

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997




ASSETS

                                                                                       1998                 1997
                                                                                   ------------         ------------
Cash                                                                              $     914,839        $     362,519

Due from banks                                                                        8,653,420            4,410,937


Securities purchased under agreements to resell                                              --            7,600,000


Federal funds sold                                                                    4,839,087              772,710
                                                                                  -------------        -------------
         Cash and cash equivalents                                                   14,407,346           13,146,166


Available-for-sale securities                                                        14,037,078           12,264,610


Mortgage loans held for sale                                                          1,672,018              625,000


Loans, net of allowance for loan losses of
   $1,108,687 - 1998; $523,800 - 1997                                               108,088,021           51,129,119

Interest receivable                                                                     858,498              455,783

Premises and equipment, net                                                           3,630,865            2,204,038

Deferred income taxes                                                                    80,921               53,869

Other                                                                                 1,247,417              146,730
                                                                                   ------------         ------------

         Total Assets                                                              $144,022,164         $ 80,025,315
                                                                                   ============         ============

See Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      1998                 1997
                                                                                  -------------        -------------
LIABILITIES
   Deposits
     Demand deposits                                                              $  30,711,089        $  11,032,300
     Savings, NOW and money market deposits                                          26,429,385           16,277,598
     Time deposits                                                                   65,126,815           37,274,872
                                                                                  -------------        -------------
              Total Deposits                                                        122,267,289           64,584,770
   Securities sold under agreements to repurchase                                     5,252,773            7,200,361
   Federal Home Loan Bank advances                                                    5,000,000                   --
   Notes payable                                                                      4,201,000            2,500,000
   Accrued interest payable                                                             423,054              250,463
   Accrued expenses and other liabilities                                                62,349               20,328
   Income taxes payable                                                                 148,213              181,241
                                                                                  -------------        -------------
              Total Liabilities                                                     137,354,678           74,737,163
                                                                                  -------------        -------------

STOCKHOLDERS' EQUITY
   Capital stock
     Class A common, par value $1 a share; 1998 authorized 5,000,000 shares, issued 511,090 shares; 1997 par value $5 a share, authorized 505,280 shares, issued
       470,280 shares                                                                   511,090            2,351,400
   Additional paid-in capital                                                         5,256,480            2,773,600
   Retained earnings                                                                    804,720              271,330
   Accumulated other comprehensive income
     Unrealized appreciation (depreciation) on available-for-
       sale securities, net of income taxes of $56,113 and
       ($204) in 1998 and 1997, respectively                                             95,196                 (348)
   Treasury stock, at cost; 1997 - 1,000 shares                                               --            (107,830)

              Total Stockholders' Equity                                              6,667,486            5,288,152
                                                                                  -------------        -------------

              Total Liabilities and Stockholders' Equity                          $ 144,022,164        $  80,025,315
                                                                                  =============        =============

                    LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                              1998                1997               1996
                                                                         --------------      --------------     --------------
INTEREST INCOME
   Loans                                                                 $    7,077,514      $    3,130,609     $      995,765
   Available-for-sale securities                                                876,827             283,400             63,687
   Federal funds sold and securities purchased
     under agreements to resell                                                 291,271             533,891            324,158
   Deposits with banks                                                           10,623                  --                 --
                                                                         --------------      --------------     --------------
                                                                              8,256,235           3,947,900          1,383,610
                                                                         --------------      --------------     --------------

INTEREST EXPENSE
   Deposits                                                                   3,988,162           1,926,555            639,642
   Federal funds purchased and securities sold
     under agreements to repurchase                                             351,561             120,640             35,464
   Federal Home Loan Bank advances                                              100,665                  --                 --
   Notes payable                                                                326,487              83,756                 --
                                                                         --------------      --------------     --------------
                                                                              4,766,875           2,130,951            675,106
                                                                         --------------      --------------     --------------

NET INTEREST INCOME                                                           3,489,360           1,816,949            708,504

PROVISION FOR LOAN LOSSES                                                       647,945             447,000             70,800
                                                                         --------------      --------------     --------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                            2,841,415           1,369,949            637,704
                                                                         --------------      --------------     --------------

NONINTEREST INCOME
   Income on sale of loans                                                      380,888              71,373                 --
   Service charges and fees                                                     292,013              95,654             43,191
   Other income                                                                  20,812              34,471              3,587
                                                                         --------------      --------------     --------------
                                                                                693,713             201,498             46,778
                                                                         --------------      --------------     --------------

NONINTEREST EXPENSE
   Salaries and employee benefits                                             1,496,804             671,290            258,516
   Net occupancy expense                                                        258,190             148,623             90,242
   Deposit assessments and fees                                                  26,539              13,603              5,039
   Other operating expenses                                                     938,205             454,646            197,777
                                                                         --------------      --------------     --------------
                                                                              2,719,738           1,288,162            551,574
                                                                         --------------      --------------     --------------

INCOME BEFORE INCOME TAXES                                                      815,390             283,285            132,908

PROVISION FOR INCOME TAXES                                                      282,000             117,000             39,200
                                                                         --------------      --------------     --------------

NET INCOME                                                               $      533,390      $      166,285     $       93,708
                                                                         --------------      --------------     --------------

See Notes to Consolidated Financial Statements

                    LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                               1998                1997               1996
                                                                            -----------         -----------        -----------
OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $55,909, $(2,690) and
      $2,484 for 1998, 1997 and 1996, respectively                          $    95,544         $    (4,559)       $     4,211
    Less reclassification adjustment for appreciation (depreciation)
     included in net income                                                          --                  --                 --
                                                                            -----------         -----------        -----------
                                                                                 95,544              (4,559)             4,211
                                                                            -----------         -----------        -----------
COMPREHENSIVE INCOME                                                        $   628,934         $   161,726        $    97,919
                                                                            ===========         ===========        ===========


BASIC EARNINGS PER SHARE                                                    $      1.06         $       .42        $       .27
                                                                            ===========         ===========        ===========

DILUTED EARNINGS PER SHARE                                                  $      1.04         $       .42        $       .27
                                                                            ===========         ===========        ===========

See Notes to Consolidated Financial Statements

                    LIBERTY BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     ADDITIONAL
                                                   COMMON             PAID-IN
                                                   STOCK              CAPITAL
                                                -----------         -----------
BALANCE, JANUARY 1, 1996                        $ 1,725,000         $ 1,725,000
   Net income                                            --                  --
   Change in unrealized appreciation
     on available-for-sale securities,
     net of income taxes                                 --                  --
                                                -----------         -----------

BALANCE, DECEMBER 31, 1996                        1,725,000           1,725,000

   Issuance of common stock for cash                626,400           1,048,600
   Net income                                            --                  --
   Treasury stock purchased                              --                  --
   Change in unrealized depreciation
   on available-for-sale securities,
   net of income taxes                                   --                  --
                                                -----------         -----------

BALANCE, DECEMBER 31, 1997                        2,351,400           2,773,600
   Issuance of common stock for cash                254,050             496,350
   Net income
   Change in par value of common stock           (1,986,530)          1,986,530
   Retirement of treasury stock                    (107,830)                 --
   Change in unrealized appreciation
   on available-for-sale securities,
   net of income taxes                                   --                  --
                                                -----------         -----------
BALANCE, DECEMBER 31, 1998                      $   511,090         $ 5,256,480
                                                ===========         ===========

See Notes to Consolidated Financial Statements

                     Accumulated
                        Other
                    Comprehensive
                       Income
                     Unrealized
                    Appreciation
                   (Depreciation)
                    on Available-
Retained              for-Sale            Treasury
Earnings           Securities, Net         Stock             Total
--------          ----------------       ---------         ----------
$ 11,337               $     0           $       0         $3,461,337
  93,708                    --                  --             93,708

      --                 4,211                  --              4,211
 -------               -------            --------          ---------

 105,045                 4,211                  --          3,559,256
      --                    --                  --          1,675,000
 166,285                    --                  --            166,285
      --                    --            (107,830)          (107,830)

      --                (4,559)                 --             (4,559)
 -------               -------            --------         ----------

 271,330                  (348)           (107,830)         5,288,152
      --                    --                  --            750,400
 533,390                    --                  --            533,390
      --                    --                  --                 --
      --                    --             107,830                 --

      --                95,544                  --             95,544
--------               -------            --------         ----------
$804,720               $95,196            $      0         $6,667,486
========               =======            ========         ==========

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     1998             1997              1996
                                                                 ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $    533,390     $    166,285     $     93,708
   Items not requiring (providing) cash:
     Depreciation and amortization                                    153,588           78,660           42,940
     Provision for loan losses                                        647,945          447,000           70,800
     Amortization of premiums and discounts on securities               8,087           (2,864)            (314)
     Deferred income taxes                                            (82,961)         (71,713)          15,000
     Origination of loans held for sale                           (23,815,385)      (6,288,000)      (1,074,000)
     Proceeds from loans held for sale                             22,983,853        6,250,000          487,000
     Gain on sale of loans                                           (380,888)         (71,373)              --
     Gain on sale of premises and equipment                                --          (22,666)              --
   Changes in:
     Interest receivable                                             (402,715)        (335,177)         (98,691)
     Other assets                                                    (896,154)         (51,989)         (20,778)
     Accrued interest payable                                         172,591          160,992           68,117
     Accrued expenses and other liabilities                            42,021            8,746          (15,127)
     Income taxes payable                                             (33,028)         178,519            2,022
                                                                 ------------     ------------     ------------
         Net cash provided by (used in) operating activities       (1,069,656)         446,420         (429,323)
                                                                 ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans                                      (57,636,597)     (32,219,935)     (14,927,187)
   Purchase of premises and equipment                              (1,544,796)        (822,583)      (1,002,112)
   Proceeds from sale of premises and equipment                            --          165,826               --
   Proceeds from maturities of available-for-sale securities        7,400,000          350,000          700,000
   Proceeds from sales of available-for-sale securities                    --          500,000               --
   Purchases of available-for-sale securities                      (9,029,102)     (11,668,409)      (1,451,089)
   Other                                                              (45,000)          (5,000)              --
                                                                 ------------     ------------     ------------
         Net cash used in investing activities                    (60,855,495)     (43,700,101)     (16,680,388)
                                                                 ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, money market, NOW and
   savings deposits                                                29,830,576       14,431,868        7,853,403
   Net increase in time deposits                                   27,851,943       22,844,195       11,245,232
   Proceeds from notes payable                                      5,826,000        2,500,000               --
   Repayment of notes payable                                      (4,125,000)              --               --
   Proceeds from Federal Home Loan Bank advance                     5,000,000               --               --
   Proceeds from issuance of common stock                             750,400        1,675,000               --
   Purchase of treasury stock                                              --         (107,830)              --
   Net increase (decrease) in securities sold under
     agreements to repurchase                                      (1,947,588)       6,600,361          100,008
                                                                 ------------     ------------     ------------
         Net cash provided by financing activities                 63,186,331       47,943,594       19,198,643
                                                                 ------------     ------------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                               1,261,180        4,689,913        2,088,932
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                               13,146,166        8,456,253        6,367,321
                                                                 ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 14,407,346     $ 13,146,166     $  8,456,253
                                                                 ============     ============     ============

See Notes to Consolidated Financial Statements

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 1:        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

Nature of Operations

    Liberty Bancshares, Inc. (the Company) operates as a one-bank holding company. Liberty Bank (the Bank) opened for business on October 27, 1995, and is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southwest Missouri. This banking operation is the Company's only operating segment. The Bank is subject to competition from other financial institutions. The Bank also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

    Management believes that the allowances for losses on loans are adequate. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments of information available to them at the time of their examination.

Principles of Consolidation

    The consolidated financial statements include the accounts of Liberty Bancshares, Inc. and its 100%-owned subsidiary, Liberty Bank. Significant inter-company accounts and transactions have been eliminated in consolidation.

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1:        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (Continued)

Cash Equivalents

    The Bank considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1998 and 1997, cash equivalents consisted of federal funds sold and securities purchased under agreements to resell.

Investments in Debt and Equity Securities

    Available-for-sale securities, which include any security for which the Bank has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity. The Bank has classified all of its investment securities as available-for-sale.

    Interest and dividends on investments in debt and equity securities are included in income when earned.

Mortgage Loans Held for Sale

    Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1:        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (Continued)

Loans

    Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Allowance for Loan Losses

    The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses, based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General allowances have been established, based upon the aforementioned factors, and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.

    A loan is considered impaired when it is probable that the Bank will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more (nonaccrual loans) and certain other loans identified by management. Accrual of interest is discontinued, and interest accrued and unpaid is removed, at the time such amounts are delinquent 90 days. Interest is recognized for nonaccrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.

Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1:        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (Continued)

Fee Income

    Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.

Income Taxes

    Deferred tax liabilities and assets are recognized for the tax effect of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.


Earnings Per Share

    Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS), which requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

              The Computation of Per Share Earnings is as Follows:

                                                                               December 31,
                                                                   --------------------------------
                                                                     1998         1997       1996
                                                                     ----         ----       ----

          Net income                                               $533,390    $166,285    $ 93,708
                                                                   ========    ========    ========
          Average common shares outstanding                         502,369     393,900     345,000
          Average common share stock
          options outstanding                                         9,031       2,831       1,123
                                                                   --------    --------    --------
          Average diluted common shares                             511,400     396,731     346,123
                                                                   ========    ========    ========
          Basic earnings per share                                 $   1.06    $    .42    $    .27
                                                                   ========    ========    ========
          Diluted earnings per share                               $   1.04    $    .42    $    .27
                                                                   ========    ========    ========

NOTE 1:        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (Continued)

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


Earnings Per Share (Continued)

    Subsequent to December 31, 1997, the Company declared a 10 for 1 stock split effective in the form of a dividend on the outstanding common stock of the Company. Historical per share disclosures have been updated where applicable to account for the stock split.


Reclassifications

    Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 financial statement presentation. These reclassifications had no effect on net income.

Adoption of New Accounting Standard

    During the year ended December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income by reclassification of all prior periods presented.


NOTE 2:        INVESTMENTS IN DEBT SECURITIES

    The amortized cost and approximate fair value of available-for-sale securities are as follows:

                                                                        December 31, 1998
                                             ----------------------------------------------------------------------
                                                                     Gross              Gross          Approximate
                                               Amortized          Unrealized         Unrealized            Fair
                                                  Cost               Gains             Losses             Value
                                             ------------         ----------         ----------        ------------
   U.S. government agencies                  $ 10,283,402         $   97,224         $      148        $ 10,380,478
   States and political subdivisions            3,602,571             56,598              2,569           3,656,600
                                             ------------         ----------         ----------        ------------
                                             $ 13,885,973         $  153,822         $    2,717        $ 14,037,078
                                             ============         ==========         ==========        ============

                                                                        December 31, 1997
                                             ----------------------------------------------------------------------
                                                                     Gross              Gross           Approximate
                                               Amortized          Unrealized         Unrealized             Fair
                                                  Cost               Gains             Losses              Value
                                             -------------       -------------      -------------      ------------
   U.S. Treasury                             $     599,949       $          --      $          75      $    599,874
   U.S. government agencies                     10,437,349              18,200             10,339        10,445,210
   States and political subdivisions             1,227,816                  --              8,290         1,219,526
                                             -------------       -------------      -------------      ------------
                                             $  12,265,114       $      18,200      $      18,704      $ 12,264,610
                                             =============       =============      =============      ============

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 2:        INVESTMENTS IN DEBT SECURITIES (Continued)

    Maturities of available-for-sale debt instruments at December 31, 1998 are:

                                                                           Amortized        Approximate
                                                                             Cost           Fair Value
                                                                         ------------      --------------
          One year or less                                               $  2,803,068      $    2,842,972
          After one through five years                                      7,530,333           7,587,461
          After five through ten years                                      1,104,437           1,123,132
          After ten years                                                   2,448,135           2,483,513
                                                                         ------------      --------------
                                                                         $ 13,885,973      $   14,037,078
                                                                         ============      ==============


    The book value of securities pledged as collateral to secure public deposits amounted to $4,608,000 and $3,988,000 at December 31, 1998 and 1997,
respectively. The approximate fair value of pledged securities amounted to $4,634,000 at December 31, 1998, and $3,989,000 at December 31, 1997.

    The book value of securities sold under agreements to repurchase amounted to $8,082,000 and $7,586,000 at December 31, 1998 and 1997, respectively (see
Note 8).

    There were no gains or losses realized from sales of available-for-sale securities for 1998, 1997 or 1996.


NOTE 3:        SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

    Securities purchased under agreements to resell at December 31, 1998 and 1997, are summarized as follows:

                                                                               1998             1997
                                                                            ----------      -----------
             U.S. government securities with an estimated
               fair value of $0 and $7,589,000, respectively                $       --      $ 7,600,000
                                                                            ==========      ===========

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 3:        SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
               (Continued)

    The Bank occasionally enters into purchases of securities under agreements to resell. The amounts advanced under these agreements represent short-term loans and are reflected as a receivable in the balance sheet. The securities underlying the agreements are book-entry securities. During the period, the securities were delivered by appropriate entry into a third-party custodian's account designated by the Bank under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. These agreements mature on demand. At December 31, 1997, all agreements to resell securities purchased were with one correspondent bank. Securities purchased under agreements to resell averaged $2,011,000 and $8,010,000 during 1998 and 1997, and the maximum amount outstanding at any month end during 1998 and 1997 was $6,475,000 and $12,520,000, respectively.




NOTE 4:        LOANS AND ALLOWANCE FOR LOAN LOSSES

    Categories of loans at December 31, 1998 and 1997, include:

                                                                                 1998                   1997
                                                                                 ----                   ----
   Commercial                                                               $ 20,333,740            $ 9,803,933
   Real estate construction and development                                   12,443,924              7,052,362
   Commercial real estate and agricultural                                    40,426,832             22,762,215
   Residential real estate                                                    17,520,359              9,397,159
   Consumer                                                                   17,826,047              2,594,039
   Other                                                                          66,164                 43,211
                                                                            ------------            -----------
         Total loans                                                         108,617,066             51,652,919
              Plus:  Premium on dealer loans                                     579,642                     --
              Less:  Allowance for loan losses                                 1,108,687                523,800
                                                                            ------------            -----------

         Net loans                                                          $108,088,021            $51,129,119
                                                                            ============            ===========


    Impaired loans totaled $64,900 and $0 at December 31, 1998 and 1997, respectively. An allowance for loan losses of $650 and $0 relates to impaired loans of $64,900 and $0 at December 31, 1998 and 1997, respectively. No interest was collected on average impaired loans of $5,400 for 1998. The Bank did not have any loans considered impaired during 1997 or 1996.

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 4:        LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

   Transactions in the allowance for loan losses were as follows:

                                                                     1998             1997             1996
                                                                     ----             ----             ----

   Balance, beginning of year                                   $  523,800          $ 76,800          $ 6,000
     Provision charged to expense                                  647,945           447,000           70,800
     Net charge-offs                                               (63,058)               --               --
                                                                ----------          --------          -------
   Balance, end of year                                         $1,108,687          $523,800          $76,800
                                                                ==========          ========          =======



NOTE 5:        PREMISES AND EQUIPMENT

   Major classifications of premises and equipment, stated at cost, at December 31, 1998 and 1997, are as follows:

                                                                                 1998                 1997
                                                                                 ----                 ----
   Land                                                                      $1,020,340             $632,340
   Buildings and improvements                                                 1,638,079              956,629
   Vehicles                                                                     171,037              101,415
   Equipment                                                                  1,025,456              629,949
                                                                             ----------           ----------
                                                                              3,854,912            2,320,333
   Less accumulated depreciation                                                224,047              116,295
                                                                             ----------           ----------

   Net premises and equipment                                                $3,630,865           $2,204,038
                                                                             ==========           ==========


   Depreciation expense totaled $117,969, $74,969 and $38,182 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 6:  LOAN SERVICING

   Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $18,967,000 and $5,213,000 at December 31, 1998 and 1997, respectively.

                    LIBERTY BANCSHARES, INC. AND SUBSIDIARY

   Mortgage servicing rights of $175,412 and $0 were capitalized in 1998 and 1997, respectively. Amortization of mortgage servicing rights was $10,010 and $0 in 1998 and 1997, respectively.


NOTE 7:  INTEREST BEARING TIME DEPOSITS

   Interest bearing time deposits in denominations of $100,000 or more were $26,041,000 and $18,946,000 at December 31, 1998 and 1997, respectively.

   At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:

               1999                                               $ 47,464,000
               2000                                                 15,208,000
               2001                                                  1,781,000
               Thereafter                                              673,815
                                                                  ------------
                                                                  $ 65,126,815
                                                                  ============


NOTE 8:  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset accounts. Securities sold under agreements to repurchase totaled $5,252,773 and $7,200,361 at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, no material amount of agreements to repurchase securities sold was outstanding with any individual dealer. Securities sold under agreements to repurchase averaged $8,724,000 and $3,195,000 during 1998 and 1997, and the maximum amount outstanding at any month-end during 1998 and 1997, was $13,748,000 and $10,645,000, respectively.

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 9:        NOTES PAYABLE

    Notes payable consisted of the following:

                                                                                       1998            1997
                                                                                       ----            ----

     Term note payable to bank                                                     $ 4,125,000      $2,500,000
     Line of credit                                                                     76,000              --
                                                                                   -----------      ----------

                                                                                   $ 4,201,000      $2,500,000
                                                                                   ===========      ==========


   The term note payable to bank, secured by 34,000 shares of Liberty Bank, is due December 29, 2003, with principal of $125,000 plus interest of 7.0% payable quarterly. The total amount of the loan is $5,500,000. The remaining $1,375,000 was drawn subsequent to December 31, 1998.

   In addition to the term note payable above, the Bank has a $3 million revolving line of credit loan with interest payable quarterly. The Bank has the option of an interest rate equal to the prime rate offered by Mercantile Bank in St. Louis, or a rate equal to 2.0% above the current Federal Funds rate as established by the Federal Reserve Bank.

   The loan agreement for the term note and the revolving line of credit requires the Company to maintain certain financial ratios and restricts its ability to incur additional debt or issue additional equity securities without the creditor's consent.

    Aggregate annual maturities of notes payable at December 31, 1998, are:

                  1999                                                             $  500,000
                  2000                                                                500,000
                  2001                                                                500,000
                  2002                                                                500,000
                  2003                                                              2,201,000
                                                                                   ----------
                                                                                   $4,201,000
                                                                                   ==========

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 10:  ADVANCES FROM FEDERAL HOME LOAN BANK

    During 1998, Liberty Bank entered into two advance agreements with the Federal Home Loan Bank (FHLB). Each advance has a ten-year term with a call option. The first advance, dated August 18, 1998, in the amount of $2,000,000, is callable in three years. The second advance, dated August 20, 1998, in the amount of $3,000,000, is callable in five years. Both advances require monthly interest payments with the principal paid at maturity. The weighted average rate of FHLB advances at December 31, 1998, is 5.4%.





NOTE 11:        INCOME TAXES

   The provision for income taxes consists of:

                                                                    1998              1997                1996
                                                                    ----              ----                ----
     Taxes currently payable                                     $364,961           $188,713            $24,200
     Deferred income taxes                                        (82,961)           (71,713)            15,000
                                                                 --------           --------            -------
                                                                 $282,000           $117,000            $39,200
                                                                 ========           ========            =======


   The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                                1998                   1997
                                                                                ----                   ----

   Deferred tax assets:
     Allowance for loan losses                                               $325,998               $121,500
     Unrealized depreciation on available-for-sale securities                      --                    156
     Vacation accrual                                                          16,375                     --
                                                                             --------               --------
                                                                              342,373                121,656
                                                                             --------               --------

   Deferred tax liabilities:
     Mortgage servicing rights                                                 61,198                     --
     Accumulated depreciation                                                 120,636                 67,787
     Unrealized appreciation on available-for-sale securities                  55,909                     --
     Other                                                                     23,709                     --
                                                                             --------               --------
                                                                              261,452                 67,787
                                                                             --------               --------
         Net deferred tax asset                                              $ 80,921               $ 53,869
                                                                             ========               ========

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 199


NOTE 11:       INCOME TAXES (Continued)


         A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                                1998               1997               1996
                                                                ----               ----               ----
   Computed at the statutory rate (34%)                       $277,200            $96,300            $45,200

   Increase (decrease) resulting from:
     Tax-exempt interest                                       (43,500)                --                 --
     Nondeductible expenses                                     16,400              4,900              2,300
     State income taxes - net of federal tax benefit            32,000             19,500              6,800
     Graduated rates                                                --                 --            (14,900)
     Other                                                        (100)            (3,700)              (200)
                                                              --------           --------            -------
   Actual tax provision                                       $282,000           $117,000            $39,200
                                                              ========           ========            =======


NOTE 12:   REGULATORY MATTERS

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possible additional discretionary-actions by regulators that, if undertaken, could have a direct and material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 12:        REGULATORY MATTERS (Continued)

   As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

   The Bank's actual capital amounts and ratios are also presented in the table. There was no deduction from capital for interest-rate risk.

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                        For Capital            Prompt Corrective
                                                Actual               Adequacy Purposes         Action Provisions
                                         -------------------        --------------------       -------------------
                                         Amount        Ratio          Amount       Ratio       Amount        Ratio
                                         -------       -----        ---------     ------       -------       -----
                                                                (Dollar Amounts In Thousands)
As of December 31, 1998:
Total Risk Based Capital
   (to Risk Weighted Assets)             $11,488       10.5%          $8,791        8.0%       $10,989       10.0%

   Tier I Capital
     (to Risk Weighted Assets)           $10,379        9.4%          $4,395        4.0%        $6,593        6.0%

   Tier I Capital
     (to Average Assets)                 $10,379        7.8%          $5,321        4.0%        $6,651        5.0%

As of December 31, 1997:
Total Risk Based Capital
   (to Risk Weighted Assets)              $8,114       15.8%          $4,109        8.0%        $5,136       10.0%

   Tier I Capital
     (to Risk Weighted Assets)            $7,590       14.8%          $2,055        4.0%        $3,082        6.0%

   Tier I Capital
     (to Average Assets)                  $7,590       10.4%          $2,920        4.0%        $3,650        5.0%

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 12:        REGULATORY MATTERS (Continued)

    Additionally, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The Bank may not pay dividends which would reduce capital below the minimum requirements shown above.


NOTE 13:        STOCK OPTION PLAN

   Under the Company's stock option plan, 45,000 shares of common stock were reserved for issuance upon exercise of options granted to officers and key employees. The plan basically provides that the option price will be no less than fair market value of the stock at the date of the grant. Options granted are exercisable immediately after the date of grant and expire October 27, 2006.

         A summary of the status of the plan and changes during the periods then ended is presented below:

                                        1998                           1997                         1996
                                ------------------            -------------------            -----------------
                                          Weighted                       Weighted                     Weighted

                                          Average                        Average                      Average

                                          Exercise                       Exercise                     Exercise

                                Shares     Price              Shares      Price              Shares    Price
                                ------   ---------             -----    ---------            ------   ---------
   Outstanding,
     Beginning of Year           8,500   $   11.19             5,000    $   10.00             5,000   $   10.00
   Granted                       7,500       14.79             3,500        12.90                --          --
                                ------    --------             -----     --------             -----    --------

   Outstanding,
     End of Year                16,000   $   12.88             8,500    $   11.19             5,000   $   10.00
                                ======    ========             =====     ========             =====    ========

   Options Exercisable,
     End of Year                16,000   $   12.88             8,500    $   11.19             5,000   $   10.00
                                ======    ========             =====     ========             =====    ========

                    LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 13:        STOCK OPTION PLAN (Continued)

   The fair value of each option granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions.

                                                                  1998               1997                1996
                                                                  ----               ----                ----
     Dividends Per Share                                           --                 --                 --
     Risk-Free Interest Rate                                       6%                 6%                 --
     Expected Life of Options                                   10 years           10 years              --
     Weighted Average Fair Value of
         Options Granted During the Year                          $8.26              $5.15               --



   The following table summarizes information about stock options under the plan outstanding at December 31, 1998:

                                              Weighted-
                                               Average
                           Number             Remaining              Number
  Exercise Prices       Outstanding        Contractual Life       Exercisable
  ---------------       -----------        ----------------       -----------
       $10.00              5,000              6.8 years              5,000
       $12.90              3,500              8.1 years              3,500
       $14.79              7,500              9.1 years              7,500


   The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for the plan, and no compensation cost has been recognized. Had compensation cost for the Company's Plan been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by $32,300, $13,600 and $0 and basic earnings per share would have decreased by $.08, $.03 and $.04 for 1998, 1997 and 1996, respectively. The effects of applying this Statement for either recognizing compensation cost or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

                    LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 14:        TRANSACTIONS WITH RELATED PARTIES

   At December 31, 1998 and 1997, the Bank had loans outstanding to executive officers, directors and companies in which the Bank's executive officers or directors were principal owners, in the amount of $15,144,000 and $11,862,000, respectively.

   A reconciliation of the activity in these loans for the year ended December 31, 1998, is as follows:

      Balance, beginning of year                                                      $  11,862,000
      Loans originated                                                                   15,503,000
      Loans paid                                                                        (12,221,000)
                                                                                       ------------

      Balance, end of year                                                            $  15,144,000
                                                                                       ============


   In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.


NOTE 15:        ADDITIONAL CASH FLOW INFORMATION

                                                                       1998          1997            1996
                                                                    ----------     ----------      --------
Additional Cash Payment Information
   Interest paid                                                    $4,594,284     $1,969,959      $607,354
   Income taxes paid                                                  $397,929        $13,468       $21,832

Noncash Investing and Financing Activities
   Real estate acquired in settlement of loans                         $29,750             --            --

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 16:        SIGNIFICANT ESTIMATES AND CONCENTRATIONS

   Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.




NOTE 17:        COMMITMENTS AND CREDIT RISK

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

   At December 31, 1998 and 1997, the Bank had outstanding commitments to originate loans aggregating approximately $10,487,000 and $3,927,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

   Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

   The Bank had total outstanding letters of credit amounting to $414,000 and $218,000 at December 31, 1998 and 1997, with terms ranging from 30 days to 24 months.

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 17:        COMMITMENTS AND CREDIT RISK (Continued)

   Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on balance sheet instruments.


   At December 31, 1998 and 1997, the Bank had granted unused lines of credit to borrowers aggregating approximately $6,430,000 and $2,927,000, respectively, for commercial lines and open-end consumer lines.



NOTE 18:        EMPLOYEE BENEFIT PLAN

   In 1998, the Bank adopted a defined contribution 401(k) retirement plan covering all employees who meet the eligibility requirements. The Bank's contributions to the plan are determined according to the matching provisions of the plan. Contributions to the plan were $27,756 for 1998.




NOTE 19:        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

   For these short-term instruments, the carrying amount approximates fair value.

Available-for-Sale Securities

   Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 19:        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
                (Continued)

Loans

   The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest receivable approximates its fair value.

Deposits

   The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Securities Sold Under Agreements to Repurchase

   For these short-term instruments, the carrying amount is a reasonable estimate of fair value.


Federal Home Loan Bank Advances and Notes Payable

   Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of the existing debt.

Letters of Credit, Lines of Credit and Loan Commitments

   The fair value of letters of credit, lines of credit and loan commitments is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 19:        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
                (Continued)

         The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.


                                                                                       December 31, 1998
                                                                                -------------------------------
                                                                                  Carrying
                                                                                   Amount           Fair Value
                                                                                ------------       ------------
Financial assets:
   Cash and cash equivalents                                                     $14,407,346        $14,407,346
   Available-for-sale securities                                                  14,037,078         14,037,078
   Interest receivable                                                               858,498            858,498
   Loans held for sale                                                             1,672,018          1,672,018
   Loans, net of allowance for loan losses                                       108,088,021        107,899,000

Financial liabilities:
   Deposits                                                                      122,267,289        122,757,000
   Securities sold under agreements to repurchase                                  5,252,773          5,252,773
   Federal Home Loan Bank advances and notes payable                               9,201,000          9,201,000
   Interest payable                                                                  423,054            423,054
   Unrecognized financial instruments
     (net of contract amount):
       Letters of credit                                                                  --                 --
       Lines of credit                                                                    --                 --
       Loan commitments                                                                   --                 --

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 20:        SUMMARY OF UNAUDITED QUARTERLY OPERATING RESULTS

   The following is a summary of unaudited quarterly operating results for the year ended December 31, 1998:

                                                                        Three Months Ended
                                                    -------------------------------------------------------
                                                      March 31       June 30   September 30     December 31
                                                    -----------   -----------  ------------    ------------
     Interest income                                $ 1,624,223   $ 1,919,658   $ 2,262,295    $ 2,450,059
     Interest expense                                   884,168     1,068,591     1,307,137      1,506,979
     Provision for loan losses                           50,000       176,800       128,000        293,145
     Net realized gains on available-for-
         sale securities                                     --            --            --             --
     Net income                                         153,434       139,173       157,840         82,943
     Earnings per common share diluted                     .32           .28           .30            .15


NOTE 21:        CONDENSED PARENT COMPANY STATEMENTS

         The condensed balance sheets at December 31, 1998 and 1997, and statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996, for the parent company, Liberty Bancshares, Inc., are as follows:

                                                                             1998             1997
                                                                         -----------       ----------
BALANCE SHEETS
Assets
   Cash                                                                 $     27,252      $   129,602
   Investment in subsidiary bank                                          10,473,730        7,589,931
   Other                                                                     367,504           68,619
                                                                         -----------       ----------

         Total Assets                                                   $ 10,868,486      $ 7,788,152
                                                                         ===========       ==========

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 21:        CONDENSED PARENT COMPANY STATEMENTS (Continued)

                                                                               1998                   1997
                                                                           ------------           ------------
Liabilities and Stockholders' Equity
   Notes payable                                                           $  4,201,000           $  2,500,000
   Common stock                                                                 511,090              2,351,400
   Additional paid-in capital                                                 5,256,480              2,773,600
   Retained earnings                                                            804,720                271,330
   Treasury stock                                                                    --               (107,830)
   Accumulated other comprehensive
     income - unrealized appreciation
     (depreciation) on available-for-sale
     securities, net of income taxes                                             95,196                   (348)
                                                                           ------------           ------------

         Total Liabilities and
              Stockholders' Equity                                         $ 10,868,486           $  7,788,152
                                                                           ============           ============


                                                                           1998           1997          1996
                                                                        ---------      ---------     ---------
STATEMENTS OF INCOME
Income
   Dividends from subsidiary bank                                       $ 338,000      $      --     $      --
   Interest income                                                          3,238          2,236           948
                                                                        ---------      ---------     ---------
         Total income                                                     341,238          2,236           948
                                                                        ---------      ---------     ---------

Expense
   Operating expenses                                                      60,616         13,395        12,258
   Interest expense                                                       326,487         83,756            --
                                                                        ---------      ---------     ---------
         Total expenses                                                   387,103         97,151        12,258
                                                                        ---------      ---------     ---------

Loss before income taxes and
   equity in undistributed earnings of
   subsidiary                                                             (45,865)       (94,915)      (11,310)
Provision (credit) for income taxes                                      (116,000)       (33,000)          300
                                                                        ---------      ---------     ---------
Income (loss) before equity in earnings
   of subsidiary                                                           70,135        (61,915)      (11,610)
Equity in undistributed earnings of
   Subsidiary                                                             463,255        228,200       105,318
                                                                        ---------      ---------     ---------

         Net Income                                                       533,390        166,285        93,708
OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized appreciation (depreciation) on
   available-for-sale securities, net of
   income taxes of $55,909, $(2,690) and
   $2,484 for 1998, 1997 and 1996, respectively                            94,544         (4,559)        4,211
   Less reclassification adjustment for appreciation
   (depreciation) included in net income                                       --             --            --
                                                                        ---------      ---------     ---------
                                                                           94,544         (4,559)        4,211
                                                                        ---------      ---------     ---------

COMPREHENSIVE INCOME                                                     $628,934       $161,726      $ 97,919
                                                                        =========      =========     =========

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 21:        CONDENSED PARENT COMPANY STATEMENTS (Continued)

                                                         1998              1997           1996
                                                     ------------      -----------     ----------
STATEMENTS OF CASH FLOWS
Cash Flows from Operating Activities
   Net income                                        $    533,390      $   166,285     $   93,708
   Items not requiring (providing) cash
     Amortization                                          35,619            3,691          4,758
     Equity in undistributed earnings of                 (463,255)        (228,200)      (105,317)
       Subsidiary
   Changes in:
     Other assets                                        (251,504)         (33,000)        (6,191)
     Refundable income taxes                              (83,000)              --           (700)
                                                     ------------      -----------     ----------
       Net cash used in operating
         Activities                                      (228,750)         (91,224)       (13,742)
                                                     ------------      -----------     ----------

Cash Flows from Investing Activities
   Investment in subsidiary                            (2,325,000)      (3,864,000)            --
                                                     ------------      -----------     ----------
       Net cash used in investing
         Activities                                    (2,325,000)      (3,864,000)            --
                                                     ------------      -----------     ----------

Cash Flows from Financing Activities
   Proceeds from notes payable                          5,826,000        2,500,000             --
   Repayment of notes payable                          (4,125,000)              --             --
   Purchase of treasury stock                                  --         (107,830)            --
   Proceeds from issuance of common
     Stock                                                750,400        1,675,000             --
                                                     ------------      -----------     ----------
       Net cash provided by financing
         Activities                                     2,451,400        4,067,170             --
                                                     ------------      -----------     ----------

   Increase (decrease) in cash                           (102,350)         111,946        (13,742)

   Cash, Beginning of Year                                129,602           17,656         31,398
                                                     ------------      -----------     ----------

   Cash, End of Year                                 $     27,252      $   129,602     $   17,656
                                                     ============      ===========     ==========

                     LIBERTY BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 22:        SUBSEQUENT EVENT

   On June 18, 1998, the Company and the Bank entered into an agreement to merge Sac River Valley Bank ("Sac River") of Stockton, Missouri, with and into the Bank. Sac River held approximately $97 million in assets at December 31, 1998. The merger was effected on January 4, 1999, and was accounted for by the purchase method. All of the stock of Sac River was exchanged for either cash, Company stock or a combination of the two. Approximately $6.29 million in cash was paid to Sac River shareholders. In addition the Company issued 308,745 shares of its stock to Sac River shareholders.

                         EXHIBIT INDEX
No.                           Title


2.1*                     Agreement and Plan of Merger

3.1 and 4.1*             Articles of Incorporation, Liberty Bancshares, Inc.

3.2 and 4.2*             By-Laws, Liberty Bancshares, Inc.

10.1*                    Garry Robinson Employment Agreement

10.2*                    Restated Liberty Bank
                         Incentive Stock Option Plan

10.3*                    Amendment to Restatement of Incentive Stock Option Plan

10.4*                    Second Amendment to Restatement of
                         Incentive Stock Option Plan

10.5 Loan Agreement between Liberty Bancshares, Inc. and Mercantile Bank National Association dated December 29, 1998

11.1                     Statement re Computation of per share earnings

21.1                     Subsidiaries of Registrant

27.1                     Financial Data Schedule

99.1*                    Articles of Association, Liberty Bank

99.2*                    By-Laws, Liberty Bank








* Incorporated by Reference to the Company's Registration Statement or Form S-4, No. 333-59399