Form 10-Q
period 1999-03-31
LIBERTY BANCSHARES INC /MO
filed 1999-05-14
CIK 1065482

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                    to
                               ------------------    -------------------

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

Yes    X          No
     -----           -----

                         PART 1. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998


                                     ASSETS
                                                                                          March 31,           December 31,
                                                                                             1999                 1998
                                                                                       -------------         -------------
                                                                                         (Unaudited)
Cash                                                                                   $   1,152,827         $     914,839
Due from banks                                                                             6,946,508             8,653,420
Federal funds sold                                                                         7,700,000             4,839,087
                                                                                       -------------         -------------
       Cash and cash equivalents                                                          15,799,335            14,407,346
Available-for-sale securities                                                             24,876,240            14,037,078
Mortgage loans held for sale                                                               1,711,586             1,672,018
Loans, net of allowance for loan losses of $1,979,848 and $1,108,687                     186,364,521           108,088,021
Interest receivable                                                                        2,027,311               858,498
Premises and equipment, net                                                                5,327,367             3,630,865
Deferred income taxes                                                                        244,091                80,921
Excess of cost over fair value of net assets acquired, net of accumulated
   amortization of $56,714                                                                 3,348,961                    --
Other                                                                                      1,727,168             1,247,417
                                                                                       -------------         -------------
       Total Assets                                                                    $ 241,426,580         $ 144,022,164
                                                                                       =============         =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits                                                                            $ 200,342,315         $ 122,267,289
   Securities sold under agreements to repurchase                                          5,858,470             5,252,773
   Note payable                                                                            5,500,000             4,201,000
   Advances from Federal Home Loan Bank                                                   11,883,305             5,000,000
   Accrued interest payable                                                                1,069,421               423,054
   Income taxes payable                                                                      337,109               148,213
   Accrued expenses and other liabilities                                                    154,110                62,349
                                                                                       -------------         -------------
         Total Liabilities                                                               225,144,730           137,354,678
                                                                                       -------------         -------------

STOCKHOLDERS' EQUITY
   Capital stock
     Class A common;
       Par value $1 a share; 5,000,000 shares authorized, issued 819,835 shares at March 31, 1999 and 511,090
       shares at December 31, 1998                                                           819,835               511,090
   Additional paid-in capital                                                             14,074,237             5,256,480
   Retained earnings                                                                       1,435,053               804,720
   Accumulated other comprehensive income -
     unrealized appreciation on
       available-for-sale securities, net of income taxes                                      5,194                95,196
                                                                                       -------------         -------------


                                                                                          16,334,319             6,667,486
    Treasury stock, at cost; March 31, 1999 - 1,775 shares                                   (52,469)                   --
                                                                                       -------------         -------------
         Total Stockholders' Equity                                                       16,281,850             6,667,486
                                                                                       -------------         -------------
         Total Liabilities and Stockholders' Equity                                    $ 241,426,580         $ 144,022,164
                                                                                       =============         =============

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                              1999               1998
                                                           (Unaudited)        (Unaudited)
                                                           -----------        -----------
INTEREST INCOME
   Loans                                                  $ 3,796,697         $ 1,307,833
   Available-for-sale securities                              360,303             205,118
   Federal funds sold and securities purchased
     under agreements to resell                                33,554             111,272
   Deposits with banks                                         18,498                  --
                                                            4,209,052           1,624,223
                                                          -----------         -----------
INTEREST EXPENSE
   Deposits                                                 1,888,990             789,032
   Federal funds purchased and securities sold
     under agreements to repurchase                            81,282              73,296
   Notes payable and FHLB advances                            246,764              21,840
                                                          -----------         -----------
                                                            2,217,036             884,168
                                                          -----------         -----------
NET INTEREST INCOME                                         1,992,016             740,055

PROVISION FOR LOAN LOSSES                                      70,000              50,000
                                                          -----------         -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                1,922,016             690,055
                                                          -----------         -----------

NONINTEREST INCOME
   Gain on sale of loans held for sale                         93,445                  --
   Gain on sale of available-for-sale securities               36,803                  --
   Service charges and fees                                   139,539              74,164
   Other income                                                33,389               2,475
                                                          -----------         -----------
                                                              303,176              76,639
                                                          -----------         -----------
NONINTEREST EXPENSE
   Salaries and employee benefits                             653,825             319,133
   Net occupancy expense                                       98,005              50,747
   Deposit assessments and fees                                13,902               4,462
   Other operating expenses                                   462,127             153,918
                                                          -----------         -----------
                                                            1,227,859             528,260
                                                          -----------         -----------
INCOME BEFORE INCOME TAXES                                    997,333             238,434

PROVISION FOR INCOME TAXES                                    367,000              85,000
                                                          -----------         -----------

NET INCOME                                                    630,333             153,434

OTHER COMPREHENSIVE INCOME
   Unrealized depreciation on available-for-sale
     securities, net of income taxes of $(39,241),
     and $(9,128) for 1999 and 1998, respectively             (66,816)            (15,543)
   Less:  Reclassification adjustment for
     appreciation included in net income, net of
     income taxes of $(13,617) for 1999                       (23,186)                 --
                                                          -----------         -----------

COMPREHENSIVE INCOME                                      $   540,331         $   137,891
                                                          ===========         ===========

BASIC EARNINGS PER SHARE                                  $       .78         $       .32
                                                          ===========         ===========

DILUTED EARNINGS PER SHARE                                $       .77         $       .32
                                                          ===========         ===========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                          1999                1998
                                                                                       (Unaudited)         (Unaudited)
                                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $    630,333         $    153,434
   Items not requiring (providing) cash:
     Depreciation and amortization                                                        127,687               15,350
     Provision for loan losses                                                             70,000               50,000
     Amortization of premiums and discounts                                               (72,961)              (3,181)
     Deferred income taxes                                                                (45,558)             (20,117)
     Origination of loans held for sale                                                (4,429,092)                  --
     Proceeds from loans held for sale                                                  4,481,458                   --
     Gain on sale of loans                                                                (93,445)             (17,669)
     Gain on sale of available-for-sale securities                                        (36,803)                  --
   Changes in:
     Accrued interest receivable                                                          (53,757)            (183,286)
     Mortgage loans held for sale                                                              --             (509,638)
     Prepaid expenses and other                                                           (53,888)             (17,145)
     Accrued interest payable                                                             135,088               63,213
     Accounts payable and accrued expenses                                                 57,449                 (109)
     Income taxes payable (receivable)                                                    211,230              (68,404)
                                                                                     ------------         ------------
         Net cash provided by (used in) operating activities                              927,741             (537,552)
                                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans                                                          (12,685,099)         (12,724,374)
   Purchase of premises and equipment                                                    (629,595)            (499,923)
   Payment for purchase of Sac River Valley Bank, net of cash acquired                  7,010,469                   --
   Proceeds from sale of available-for sale securities                                  2,055,000                   --
   Proceeds from maturities of available-for-sale securities                            5,870,000              500,000
   Purchases of available-for-sale securities                                          (3,272,801)          (2,712,259)
                                                                                     ------------         ------------
         Net cash used in investing activities                                         (1,652,026)         (15,436,556)
                                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, money
     market, NOW And savings deposits                                                  (7,338,869)           4,210,085
   Net increase in time deposits                                                        8,996,634            9,612,936
   Repayments of FHLB advances                                                            (16,695)                  --
   Proceeds from note payable                                                           1,350,000            1,250,000
   Repayments of note payable                                                             (51,000)                  --
   Proceeds from issuance of common stock                                                      --              750,400
   Purchase of treasury stock                                                             (52,469)                  --
   Net increase in securities sold under agreements to repurchase                        (771,327)          (2,494,316)
                                                                                     ------------         ------------
         Net cash provided by financing activities                                      2,116,274           13,329,105
                                                                                     ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        1,391,989           (2,645,003)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         14,407,346           13,146,166
                                                                                     ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 15,799,335         $ 10,501,163
                                                                                     ============         ============

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

NOTE 2.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Liberty Bancshares, Inc. ("Bancshares") and its 100%-owned subsidiary, Liberty Bank ("Bank"). Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3.  MERGER

         On January 4, 1999, Sac River Valley Bank ("Sac River") of Stockton, Missouri, merged with and into the Bank. Sac River held approximately $97 million in assets at the date of merger. In the transaction, accounted for as a purchase, all of the outstanding stock of Sac River was exchanged for cash, Bancshares common stock, or a combination of the two. Bancshares registered its common stock issued in the merger with the Securities and Exchange Commission ("SEC"). The pro forma statement of income for March 31, 1998, included below is based on the merger occurring at the beginning of that three-month period. The pro forma balance sheet at December 31, 1998, included below, is based on the merger occurring as of that date.


                      PRO FORMA CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                     ASSETS

Cash and cash equivalents                                    $ 11,847
Available-for-sale securities                                  29,680
Loans, net of allowance for loan losses of $1,982             175,420
Premises and equipment, net                                     4,746
Interest receivable                                             1,974
Excess of cost over fair value of net assets acquired           3,403
Other                                                           1,609
                                                             --------
       Total Assets                                          $228,679
                                                             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits                                                      $ 187,630
   Federal funds purchased and securities sold under
     agreements to repurchase                                        6,630
   Note payable                                                      5,551
   Advances from Federal Home Loan Bank                             11,900
   Other liabilities                                                 1,227
                                                                 ---------
         Total Liabilities                                         212,938

STOCKHOLDERS' EQUITY
   Common stock                                                        820
   Additional paid-in capital                                       14,074
   Retained earnings                                                   804
   Accumulated other comprehensive income -
     unrealized appreciation on
       available-for-sale securities, net of income taxes               95
                                                                 ---------
                                                                    15,793
    Treasury stock, at cost                                            (52)
                                                                 ---------
         Total Stockholders' Equity                                 15,741
                                                                 ---------
         Total Liabilities and Stockholders' Equity              $ 228,679
                                                                 =========


                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

INTEREST INCOME
   Loans                                                            $2,708
   Available-for-sale securities                                       513
   Held-to-maturity securities                                          89
   Federal funds sold and securities purchased
     under agreements to resell                                        184
   Deposits with banks                                                  13
                                                                    ------
                                                                     3,507
                                                                    ------
INTEREST EXPENSE
   Deposits                                                          1,465
   Federal funds purchased and securities sold
     under agreements to repurchase                                    248
   Notes payable and FHLB advances                                     165
                                                                    ------
                                                                     1,878
                                                                    ------
NET INTEREST INCOME                                                  1,629

PROVISION FOR LOAN LOSSES                                               50
                                                                    ------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                         1,579
                                                                    ------
NONINTEREST INCOME
   Service charges and fees                                            167
   Other income                                                         20
                                                                    ------
                                                                       187
                                                                    ------
NONINTEREST EXPENSE
   Salaries and employee benefits                                      474
   Net occupancy expense                                                82


   Deposit assessments and fees                                         46
   Other operating expenses                                            333
                                                                    ------
                                                                       935
                                                                    ------
INCOME BEFORE INCOME TAXES                                             831

PROVISION FOR INCOME TAXES                                             307
                                                                    ------
NET INCOME                                                          $  524
                                                                    ======


BASIC AND DILUTED EARNINGS PER SHARE
                                                                    $  .70
                                                                    ======


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

         The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to; changes in the availability and/or cost of capital; changes in demand for banking services; changes in the portfolio composition; changes in the interest rate yield on the Company's investments; changes in management strategy; increased competition from both bank and non-bank companies; changes in the economic, political or regulatory environments in the United States; litigation involving the Company and/or its subsidiaries; and changes in the availability of qualified labor. Readers should take these factors into account in evaluating any such forward-looking comments.

         The consolidated interim financial statements as of March 31, 1999, included in this report have been prepared by Bancshares without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1999, interim financial statements. The consolidated pro forma financial statements as of March 31, 1998 and December 31, 1998, included in Note 3 have been prepared by Bancshares without audit. The results of operations for the period indicated March 31, 1999 and pro forma March 31, 1998 are not necessarily indicative of the operating results for the full year. The December 31, 1998, Consolidated Balance Sheet presented with the interim financial statements was included in the 1998 annual financial statements on which the Company's independent accountants expressed an unqualified opinion.

         Bancshares has enjoyed rapid growth since its commencement of operations in late October 1995. Total assets have increased from $12,223,000 at December 31, 1995, to $241,427,000 at March 31, 1999. The Bank's rapid growth since its opening is a result of numerous factors including merging with Sac River, opening locations in Springfield and surrounding areas, hiring experienced lending officers, adding depositors as a result of area bank mergers, the economic vitality of the Springfield area, and the Bank's marketing program.

         The Bank's rapid growth has required the periodic injection of additional capital to ensure that the Bank remains well capitalized. Bancshares has provided additional capital for the Bank by borrowing under its line of credit and by issuing additional shares of capital stock to Bancshares' existing shareholders. In conjunction with the merger, Bancshares paid out cash of $6.2 million to Sac River shareholders, of which Bancshares borrowed $1,426,000, and also issued 309,000 of additional shares of Bancshares common stock to former Sac River shareholders. At March 31, 1999, Bancshares had total borrowings of $5,500,000 and $3,000,000 of availability under its line of credit.

FINANCIAL CONDITION

TOTAL ASSETS

         The Company's total assets increased from $228,679,000 at pro forma December 31, 1998, to $241,427,000 at March 31, 1999, or 5.6%. This increase was driven by the growth of total deposits during the period.

NET LOANS

         Loans, net of loan loss allowances, were the principal component of Bancshares' asset growth. Net loans increased from $175,420,000 at pro forma December 31, 1998, to $186,365,000 at March 31, 1999, or 6.2%. Loan growth consisted principally of increases in all major loan categories.

AVAILABLE-FOR-SALE SECURITIES

         Available-for-sale securities matured or were sold during the first quarter of 1999, to meet liquidity needs and fund loan growth. As a result, securities available-for-sale decreased $4,804,000, or 16.2% from pro forma December 31, 1998 to March 31, 1999.

DEPOSITS

         Deposits grew as a result of the Bank opening a new branch in El Dorado Springs, Missouri and its marketing efforts. Total deposits at March 31, 1999, were $200,342,000, a $12,712,000 or 6.8%, increase over $187,630,000 at pro forma December 31, 1998.

BORROWINGS

         Short-term borrowings, in the form of repurchase agreements, decreased from $6,630,000 at pro forma December 31, 1998, to $5,858,000 at March 31, 1999, an 11.6% decline. The decrease was primarily a result of fluctuations in the accounts of customers who had repurchase agreements with the Bank.

         Borrowings under Bancshares' note payable decreased $51,000 from pro forma December 31, 1998 to $5,500,000 at March 31, 1999. The reduction is a result of the pay-off of Bancshares line of credit with excess funds available following the completion of the merger.

         Advances from the Federal Home Loan Bank ("FHLB") decreased $17,000 due to scheduled principal amortization from pro forma December 31, 1998 to $11,883,000 at March 31, 1999.

STOCKHOLDERS EQUITY

         Growth of retained earnings increased stockholders' equity by $541,000, or 3.4%, from $15,741,000 at pro forma December 31, 1998, to $16,282,000 at
March 31, 1999.

RESULTS OF OPERATIONS

NET INCOME

         Net income for the three months ended March 31, 1999, was $630,000, compared to $524,000 for the pro forma period a year earlier, a 20.2% increase.

INTEREST INCOME

         The Company's interest income has increased principally because of the Bank's asset growth. Interest income for the three months ended March 31, 1999, was $4,209,000, a $702,000, or 20.0%, increase over the pro forma period in the prior year.

INTEREST EXPENSE

         Interest expense primarily reflected the growth in the Bank's interest bearing deposits. Interest expense for the three months ended March 31, 1999 was $2,217,000, an increase of $339,000, or 18.1%, over the pro forma period in the prior year.

NET INTEREST INCOME

         As a result of the above increases in interest income and interest expense, net interest income increased $363,000 or 22.3%, to $1,992,000 in the three months ended March 31, 1999, compared to the pro forma period in the prior year.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the three-month period ended March 31, 1999, was $70,000, as compared to a provision of $50,000 during the pro forma period in 1998. The Bank periodically reviews its allowance for loan losses and makes adjustments to the balance based on management's evaluation of the loan portfolio, the amount of non-performing and classified assets and general economic conditions. Although the Bank maintains its allowance for loan losses at a level that it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies that can order the establishment of additional loss provisions.

NONINTEREST INCOME

         Noninterest income grew by 62.0% to $303,000 for the three months ended March 31, 1999, over the pro forma period in the prior year. The increase was principally due to gains on the sale of loans held-for-sale and of securities available-for-sale.

NONINTEREST EXPENSE

         Noninterest expense includes the cost of operations, including overhead and expenses associated with the opening of new branches and departments in the Bank, including the costs of additional personnel. Noninterest expense was $1,228,000 for the three months ended March 31, 1999, an increase of $293,000 or 31.3% over the $935,000 recorded in the pro forma period in the prior year. This increase is primarily attributable to a new location opening during February 1999 and the additional staffing costs to service the Bank's growth. Salaries and employee benefits accounted for $180,000 of the increase with sizeable increases in other areas as well.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity risk is managed by the Company through the composition of its assets and liabilities in an effort to meet efficiently the borrowing needs and withdrawal requirements of its customers. Cash and cash equivalents include cash, amounts due from banks and federal funds sold. The primary sources of the Company's liquidity are cash and cash equivalents, investment securities with short-term maturities, and a $3,000,000 available under a bank line of credit.

         The Company has a relatively high volume of its loans and certificates of deposit ("CD's") that mature in one year or less. Management believes its CD's, used primarily to fund loans, are relatively stable source of funds. Since the Bank's inception, a large majority of the loans and CD's originated by the Bank have been renewed at maturity. In addition, the Bank continues to be competitive on interest rates for both loans and CD's. If necessary to retain CD's for liquidity purposes, the Bank could raise CD rates to remain competitive.

         If a significant portion of CD's were not replaced, the Bank could draw on its available line of credit, utilize borrowings available from the FHLB or purchase federal funds from correspondent banks. The Bank's investment securities are all classified as available-for-sale and could provide liquidity sources to the extent they are not pledged for public funds.

         The Company can also increase its liquidity by causing the Bank to sell SBA guaranteed loans and participations in commercial loans. The Company believes its process of asset/liability management allows adequate reaction time for trends in the marketplace as they occur, minimizing the negative impact of such trends on the net interest margin.

         If a significant amount of loans that mature over the next year were not renewed, the Bank could participate in loans originated by other financial institutions, purchase additional available-for-sale securities, or lower interest rates charged on loans to remain competitive.

REGULATORY CAPITAL

         At March 31, 1999, the Bank exceeded all regulatory capital requirements to which it is subject. The Bank had Tier 1 Capital of $18,434,000 (8.0% of average assets); Tier 1 Risk-Based Capital of $18,434,000 (10.2% of risk-weighted assets) and Total Risk-Based Capital of $20,414,000 (11.3% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized."

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

         In 1997, Liberty formed a committee of bank employees to assess and coordinate the Bank's Year 2000 compliance. The committee reports to Liberty's Board of Directors quarterly on the status of the Bank's compliance efforts. The committee has undertaken activities to identify potential problems, arrange testing of systems, prepare contingency and liquidity plans, install compliant versions of affected properties, and assess customer readiness, among others.

         As of March 31, 1999, vendors have conducted extensive tests on Liberty's core data processing system and teller software. Management is in the process of reviewing the results of these tests. The Bank's software for communicating with the Federal Reserve, loan processing software and ATM software is believed to be compliant. Liberty plans to have all remaining software and embedded technology fully tested by June 30, 1999.

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

         While Bank management believes that its systems and technology will be compliant on January 1, 2000, and thereafter, it faces an unquantifiable risk that third parties, such as customers, will encounter Year 2000 problems that cause them to reduce their use of bank services, default on loans, or reduce levels of future borrowings. There is also a risk that other financial organizations that Liberty maintains relations with could experience Year 2000 issues that would adversely affect Liberty. Finally, if other service providers, such as public utilities or telephone companies, are not Year 2000 compliant, Liberty could experience service interruptions that would make it difficult to conduct business.

         Bank management has developed a contingency plan to address some of these uncertainties. Back-up generators may be employed as needed to provide electric power beginning January 1, 2000. Plans are in place for a cellular based modern communication system to maintain communication with data service providers in the event that landline communications are disrupted. Immediately before the change of the century, electronic trial balances with extended information are to be downloaded for import into local database files. A complete back-up of all files before the century change, and critical information is expected to be printed in hard copy. Management anticipates taking other steps to assure both liquidity and security.

         Management believes it has completed the majority of the actions necessary to achieve Year 2000 compliance for its core systems and all of the work necessary to achieve overall compliance. Management expects the Bank will be Year 2000 compliant before the century date change. There remains, however, the possibility that problems encountered by third parties, including customers, financial organizations and other service providers, could adversely affect the Bank.

                   PART II. - OTHER INFORMATION AND SIGNATURES

ITEM 1.           LEGAL PROCEEDINGS.

                  Not Applicable

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits

     NO.                                    TITLE
     ---                                    -----

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

10.1*                              Garry Robinson Employment Agreement

10.2*                              Restated Liberty Bank
                                   Incentive Stock Option Plan

10.3*                              Amendment to Restatement of Incentive Stock
                                   Option Plan

10.4*                              Second Amendment to Restatement of
                                   Incentive Stock Option Plan

10.5**                             Loan Agreement between Liberty Bancshares, Inc. and Mercantile Bank
                                   National Association dated December 29, 1998

11.1                               Statement re Computation of per share earnings

27.1                               Financial Data Schedule

99.1*                              Articles of Association, Liberty Bank

99.2*                              By-Laws, Liberty Bank

* Incorporated by Reference to Bancshares Registration Statement on Form S-4, No. 333-59399

** Incorporated by Reference to Bancshares Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               LIBERTY BANCSHARES, INC.


                                 By:    /s/ Gary E. Metzger
                                        ----------------------------------------
                                        Gary E. Metzger, President and Chief
                                        Executive Officer


                                 By:    /s/ Alana R. Patterson
                                        ----------------------------------------
                                        Alana R. Patterson, Principal Financial
                                        or Chief Accounting Officer


Dated: May 14, 1999