Form 10-Q
period 1999-06-30
LIBERTY BANCSHARES INC /MO
filed 1999-08-13
CIK 1065482

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                     to
                               -------------------    --------------------
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

Yes    X          No
    -------          -------

                         PART 1. - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                                       June 30,         December 31,
                                                                                        1999                1998
                                                                                   --------------      --------------

                                                                                    (Unaudited)

Cash                                                                                $   3,824,062      $      914,839
Due from banks                                                                          6,892,152           8,653,420
Federal funds sold                                                                      4,450,000           4,839,087
                                                                                    -------------      --------------
       Cash and cash equivalents                                                       15,166,214          14,407,346
Available-for-sale securities                                                          22,542,425          14,037,078
Mortgage loans held for sale                                                              971,090           1,672,018
Loans, net of allowance for loan losses of $2,029,215 and $1,108,687                  198,142,673         108,088,021
Interest receivable                                                                     1,916,661             858,498
Premises and equipment, net                                                             6,167,058           3,630,865
Deferred income taxes                                                                     360,396              80,921
Excess of cost over fair value of net assets acquired, net of accumulated
amortization of  $118,794                                                               3,445,011                  --
Income taxes receivable                                                                    69,074                  --
Other                                                                                   1,822,976           1,247,417
                                                                                    -------------      --------------
       Total Assets                                                                 $ 250,603,578      $  144,022,164
                                                                                    =============      ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits                                                                         $  209,887,882     $  122,267,289
   Securities sold under agreements to repurchase                                        5,476,052          5,252,773
   Note payable                                                                          5,375,000          4,201,000
   Advances from Federal Home Loan Bank                                                 11,867,806          5,000,000
   Accrued interest payable                                                              1,018,604            423,054
   Income taxes payable                                                                         --            148,213
   Accrued expenses and other liabilities                                                  261,353             62,349
                                                                                    --------------     --------------
         Total Liabilities                                                             233,886,697        137,354,678
                                                                                    --------------     --------------

STOCKHOLDERS' EQUITY
   Capital stock
     Class A common;
       Par value $1 a share; 5,000,000 shares authorized, issued 819,835 shares at June 30, 1999 and 511,090
       shares at December 31, 1998                                                         819,835            511,090
   Additional paid-in capital                                                           14,074,237          5,256,480
   Retained earnings                                                                     1,967,849            804,720
   Accumulated other comprehensive income -
     unrealized appreciation (depreciation) on
       available-for-sale securities, net of income taxes                                  (92,571)            95,196
                                                                                    ---------------    --------------
                                                                                        16,769,350          6,667,486
    Treasury stock, at cost; June 30, 1999 - 1,775 shares                                  (52,469)                --
                                                                                    ---------------    --------------
         Total Stockholders' Equity                                                     16,716,881          6,667,486
                                                                                    --------------     --------------
         Total Liabilities and Stockholders' Equity                                 $  250,603,578     $  144,022,164
                                                                                    ==============     ==============

                       CONSOLIDATED STATEMENTS OF INCOME

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                     ---------------------------           -------------------------
                                                       1999              1998                1999               1998
                                                       ----              ----                ----               ----
                                                    (Unaudited)       (Unaudited)         (Unaudited)        (Unaudited)
INTEREST INCOME
   Loans                                             $  4,038,106     $   1,647,904       $   7,834,803      $   2,955,737
   Available-for-sale securities                          295,758           221,349             656,061            426,467
   Federal funds sold and securities purchased
     under agreements to resell                            84,988            50,405             118,542            161,677
   Deposits with banks                                     25,476                --              43,974                 --
                                                     ------------     -------------       -------------      -------------
                                                       4 ,444,328         1,919,658           8,653,380          3,543,881
                                                     ------------     -------------       -------------      -------------
INTEREST EXPENSE
   Deposits                                             2,024,197           939,052           3,913,187          1,728,084
   Federal funds purchased and securities sold
     under agreements to repurchase                        65,725            67,324             147,007            140,620
   Notes payable and FHLB advances                        252,963            62,215             499,727             84,055
                                                     ------------     -------------       -------------      -------------
                                                        2,342,885         1,068,591           4,559,921          1,952,759
                                                     ------------     -------------       -------------      -------------
NET INTEREST INCOME                                     2,101,443           851,067           4,093,459          1,591,122

PROVISION FOR LOAN LOSSES                                  85,000           176,800             155,000            226,800
                                                     ------------     -------------       -------------      -------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                            2,016,443           674,267           3,938,459          1,364,322
                                                     ------------     -------------       -------------      -------------

NONINTEREST INCOME
   Income on sale of loans                                 49,433                --             142,878                 --
   Income on sale of securities                             2,800                --              39,603                 --
   Service charges and fees                               215,650            92,753             355,189            166,917
   Other income                                             2,983             1,208              36,372              3,683
                                                     ------------     -------------       -------------      -------------
                                                          270,866            93,961             574,042            170,600
                                                     ------------     -------------       -------------      -------------
NONINTEREST EXPENSE
   Salaries and employee benefits                         774,110           330,296           1,427,935            649,429
   Net occupancy expense                                  126,807            53,628             224,812            104,375
   Deposit assessments and fees                            14,248             6,734              28,150             11,196
   Other operating expenses                               595,248           177,897           1,057,375            331,815
                                                     ------------     -------------       -------------      -------------
                                                        1,510,413           568,555           2,738,272          1,096,815
                                                     ------------     -------------       -------------      -------------
INCOME BEFORE INCOME TAXES                                776,896           199,673           1,774,229            438,107

PROVISION FOR INCOME TAXES                                244,100            60,500             611,100            145,500
                                                     ------------     -------------       -------------      -------------

NET INCOME                                                532,796           139,173           1,163,129            292,607

OTHER COMPREHENSIVE INCOME
   Unrealized appreciation on available-for-sale
     securities, net of income taxes of $(56,382),
     $3,833, $(95,623) and $(5,295) for the three
     and six months ended June 30, 1999 and
     1998, respectively                                   (96,001)            6,527            (162,817)            (9,016)
   Less:  Reclassification adjustment for
     appreciation included in net income, net of
     income taxes of $(1,036) and $(14,653) for
     the three and six months ended June 30, 1999          (1,764)               --             (24,950)                --
                                                     ------------     -------------       -------------      -------------


COMPREHENSIVE INCOME                                 $    435,031     $     145,700       $     975,362      $     283,591
                                                     ============     =============       =============      =============

BASIC EARNINGS PER SHARE                             $        .65     $         .28       $        1.43      $         .60
                                                     ============     =============       =============      =============

DILUTED EARNINGS PER SHARE                           $        .63     $         .28       $        1.39      $         .59
                                                     ============     =============       =============      =============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                         Six Months Ended June 30,
                                                                                  --------------------------------------
                                                                                          1999                1998
                                                                                          ----                ----
                                                                                       (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $     1,163,129    $       292,607
   Items not requiring (providing) cash:
     Depreciation and amortization                                                         103,377             46,389
     Provision for loan losses                                                             155,000            226,800
     Amortization of premiums and discounts on securities                                   33,908             (3,339)
     Deferred income taxes                                                                  (8,232)          (122,370)
     Origination of loans held for sale                                                 (8,033,989)        (7,693,600)
     Proceeds from loans held for sale                                                   8,532,042          7,894,872
     Gain on sale of loans                                                                (142,878)           (47,100)
     Gain on sale of available-for-sale securities                                         (36,803)                --
   Changes in:
     Accrued interest receivable                                                            56,893           (288,942)
     Prepaid expenses and other                                                            (97,096)           (39,801)
     Accrued interest payable                                                               84,271            136,769
     Accounts payable and accrued expenses                                                 164,692            (12,946)
     Income taxes receivable                                                              (194,953)           (26,540)
                                                                                   ---------------    ---------------
         Net cash provided by operating activities                                       1,779,361            456,999
                                                                                   ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans                                                           (24,256,609)       (28,126,206)
   Purchase of premises and equipment                                                   (1,802,491)          (842,706)
   Purchase of Sac River Valley Bank, net of cash acquired                               7,010,469                 --
   Proceeds from sales of available-for sale securities                                  2,055,000                 --
   Proceeds from maturities of available-for-sale securities                             9,995,000          1,900,000
   Purchases of available-for-sale securities                                           (5,256,524)        (5,818,621)
                                                                                   ---------------    ---------------
         Net cash used in investing activities                                         (12,255,155)       (32,887,533)
                                                                                   ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, money market, NOW
     and savings deposits                                                               (5,095,202)         7,395,264
   Net increase in time deposits                                                        16,394,272         18,515,139
   Repayments of FHLB advances                                                             (32,194)                --
   Proceeds from note payable                                                            1,350,000          1,625,000
   Repayments of note payable                                                             (176,000)                --
   Proceeds from issuance of common stock                                                       --            750,400
   Net increase in federal funds purchased                                                      --          1,488,567
   Purchase of treasury stock                                                              (52,469)                --
   Net increase (decrease) in securities sold under agreements to repurchase            (1,153,745)         1,281,440
                                                                                   ---------------    ---------------
         Net cash provided by financing activities                                      11,234,662         31,055,810
                                                                                   ---------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           758,868         (1,468,924)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          14,407,346         13,146,166
                                                                                   ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    15,166,214    $    11,677,242
                                                                                   ===============    ===============

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

NOTE 3.  MERGER

         On January 4, 1999, Sac River Valley Bank ("Sac River") of Stockton, Missouri merged with and into the Bank. Sac River held approximately $97 million in assets at the date of merger. In the transaction, accounted for as a purchase, all of the outstanding stock of Sac River was exchanged for cash, Bancshares stock, or a combination of the two. Bancshares registered the stock involved in the merger with the Securities and Exchange Commission ("SEC"). The pro forma statements of income for the three and six months ended June 30, 1998 included below are based on the merger occurring as of the beginning of that period. The pro forma balance sheet at December 31, 1998, included below, is based on the merger occurring as of that date.

                      PRO FORMA CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS


Cash and cash equivalents                                                                                  $   11,847
Available-for-sale securities                                                                                  29,680
Loans, net of allowance for loan losses of $1,982                                                             175,420
Premises and equipment, net                                                                                     4,746
Interest receivable                                                                                             1,974
Excess of cost over fair value of net assets acquired                                                           3,403
Other                                                                                                           1,609
                                                                                                             --------
       Total Assets                                                                                        $  228,679
                                                                                                             ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits                                                                                                $  187,630
   Federal funds purchased and securities sold under
     agreements to repurchase                                                                                   6,630
   Note payable                                                                                                 5,551
   Advances from Federal Home Loan Bank                                                                        11,900
   Other liabilities                                                                                            1,227
                                                                                                           ----------
         Total Liabilities                                                                                    212,938
                                                                                                           ----------


STOCKHOLDERS' EQUITY
   Common stock                                                                                                   820
   Additional paid-in capital                                                                                  14,074
   Retained earnings                                                                                              804
   Accumulated other comprehensive income -
     unrealized appreciation (depreciation) on
       available-for-sale securities, net of income taxes                                                          95
                                                                                                             --------
                                                                                                               15,793
    Treasury stock, at cost                                                                                       (52)
                                                                                                             --------
         Total Stockholders' Equity                                                                            15,741
                                                                                                             --------
         Total Liabilities and Stockholders' Equity                                                          $228,679
                                                                                                             ========


                   PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    Three          Six
                                                                                                    months        months
                                                                                                    ended         ended
                                                                                                    -----         -----

INTEREST INCOME
   Loans                                                                                          $    3,074    $    5,782
   Available-for-sale securities                                                                         415           928
   Held-to-maturity securities                                                                            75           164
   Federal funds sold and securities purchased
     under agreements to resell                                                                          136           320
   Deposits with banks                                                                                    11            24
                                                                                                  ----------    ----------
                                                                                                       3,711         7,218
                                                                                                  ----------    ----------
INTEREST EXPENSE
   Deposits                                                                                            1,637         3,102
   Federal funds purchased and securities sold
     under agreements to repurchase                                                                      124           372
   Notes payable and FHLB advances                                                                       195           360
                                                                                                  ----------    ----------
                                                                                                       1,956         3,834
                                                                                                  ----------    ----------
NET INTEREST INCOME                                                                                    1,755         3,384

PROVISION FOR LOAN LOSSES                                                                                177           227
                                                                                                  ----------    ----------


NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                                           1,578         3,157
                                                                                                  ----------    ----------

NONINTEREST INCOME
   Service charges and fees                                                                              165           332
   Other income                                                                                           24            44
                                                                                                  ----------    ----------
                                                                                                         189           376
                                                                                                  ----------    ----------
NONINTEREST EXPENSE
   Salaries and employee benefits                                                                        632         1,106
   Net occupancy expense                                                                                  81           163
   Deposit assessments and fees                                                                          112           158
   Other operating expenses                                                                              220           553
                                                                                                  ----------    ----------
                                                                                                       1,045         1,980
                                                                                                  ----------    ----------
INCOME BEFORE INCOME TAXES                                                                               722         1,553

PROVISION FOR INCOME TAXES                                                                               284           591
                                                                                                  ----------    ----------

NET INCOME                                                                                        $      438    $      962
                                                                                                  ==========    ==========




BASIC EARNINGS PER SHARE                                                                          $      .44    $     1.14
                                                                                                  ==========    ==========
DILUTED EARNINGS PER SHARE                                                                        $      .43    $     1.13
                                                                                                  ==========    ==========


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

         The consolidated interim financial statements as of June 30, 1999, included in this report have been prepared by Bancshares without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 1999, interim financial statements. The consolidated pro forma financial statements as of June 30, 1998 and December 31, 1998, included in Note 3 have been prepared by Bancshares without audit. The results of operations for the period indicated June 30, 1999 and pro forma June 30, 1998 are not necessarily indicative of the operating results for the full year. The December 31, 1998, Consolidated Balance Sheet presented with the interim financial statements was included in the 1998 annual financial statements on which the Company's independent accountants expressed an unqualified opinion.

         Bancshares has enjoyed rapid growth since its commencement of operations in late October, 1995. Total assets have increased from $12,223,000 at December 31, 1995, to $250,604,000 at June 30, 1999. The Bank's rapid growth since its opening is a result of numerous factors including merging with Sac River, opening locations in Springfield and surrounding areas, hiring experienced lending officers, adding depositors as a result of area bank mergers, the economic vitality of the Springfield area, and the Bank's marketing program.

         The Bank's rapid growth has required the periodic injection of additional capital to ensure that the Bank remains well capitalized. Bancshares has provided additional capital for the Bank by borrowing under its line of credit and by issuing additional shares of capital stock to

Bancshares' existing shareholders. In conjunction with the merger, Bancshares paid out cash of $6.2 million to Sac River shareholders, of which Bancshares borrowed $1,426,000, and also issued 309,000 of additional shares of Bancshares common stock to former Sac River shareholders. At June 30, 1999, Bancshares had total borrowing of $5,375,000 and $3,000,000 of availability under its line of credit.

FINANCIAL CONDITION

TOTAL ASSETS

         The Company's total assets increased from $228,679,000 at pro forma December 31, 1998, to $250,604,000 at June 30, 1999, or 9.6%. This increase was driven by the growth of total deposits during the period.

NET LOANS

         Loans, net of loan loss allowances, were the principal component of Bancshares' asset growth. Net loans increased from $175,420,000 at pro forma December 31, 1998, to $198,143,000 at June 30, 1999, or 13.0%. Loan growth consisted principally of increases in all major loan categories.


AVAILABLE-FOR-SALE SECURITIES

         Available-for-sale securities were sold during the first two quarters of 1999 and proceeds from maturing investments were used to meet liquidity needs and fund loan growth. As a result, securities available-for-sale decreased $7,138,000, or 24.0% from pro forma December 31, 1998 to June 30, 1999.

DEPOSITS

         Deposits grew as a result of the Bank opening a new branch and its marketing efforts. Total deposits at June 30, 1999, were $209,888,000, a $22,258,000 or 11.9%, increase over $187,630,000 at pro forma December 31, 1998.

BORROWINGS

         Short-term borrowings, in the form of repurchase agreements, decreased from $6,630,000 at pro forma December 31, 1998, to $5,476,000 at June 30, 1999, a 17.4% decline. The decrease was a result of fluctuations in customer accounts.

         Borrowings under Bancshares' note payable decreased $176,000 from pro forma December 31, 1998 to $5,375,000 at June 30, 1999. The reduction is a result of the pay-off of Bancshares line of credit, due to excess funds available following the completion of the merger and scheduled principal amortization.

         Advances from the Federal Home Loan Bank ("FHLB") decreased $32,000 due to scheduled principal amortization from pro forma December 31, 1998 to $11,868,000 at June 30, 1999.

STOCKHOLDERS' EQUITY

         Growth of retained earnings increased stockholders' equity by $976,000, or 6.2%, from $15,741,000 at pro forma December 31, 1998, to $16,717,000 at June
30, 1999.

RESULTS OF OPERATIONS

NET INCOME

         Net income for the six months and three months ended June 30, 1999, was $1,163,000 and $533,000, compared to $962,000 and $438,000 for the pro forma periods a year earlier, increasing 20.9% and 21.7%.



INTEREST INCOME

         The Company's interest income has increased principally because of the Bank's asset growth. Interest income for the six months and three months ended June 30, 1999, was $8,653,000 and $4,444,000, increases of $1,435,000 and
$733,000, or 19.9% and 19.8%, over the pro forma periods in the prior year.

INTEREST EXPENSE

         Interest expense primarily reflected the growth in the Bank's interest bearing deposits. Interest expense for the six months and three months ended June 30, 1999 was $4,560,000 and $2,343,000, increases of $726,000 and $387,000, or 18.9% and 19.8%, over the pro forma periods in the prior year.

NET INTEREST INCOME

         As a result of the above increases in interest income and interest expense, net interest income increased $709,000 and $346,000 or 21.0% and 19.7%, to $4,093,000 and $2,101,000 in the six months and three months ended June 30, 1999, compared to the pro forma periods in the prior year.

PROVISION FOR LOAN LOSSES

         The provisions for loan losses for the six-month and three-month periods ended June 30, 1999, were $155,000 and $85,000, as compared to provisions of $227,000 and $177,000 during the pro forma periods in 1998. The decrease in the provision is due to additional expense taken in prior years to build the reserve to the level required by regulatory authorities. The Bank periodically reviews its allowance for loan losses and makes adjustments to the balance based on management's evaluation of the loan portfolio, the amount of non-performing and classified assets and general economic conditions. Although the Bank maintains its allowance for loan losses at a level that it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies that can order the establishment of additional loss provisions.

NONINTEREST INCOME

         Noninterest income grew by 52.7% and 43.3% for the six months and three months ended June 30, 1999, over the pro forma periods in the prior year. The increases were due to gains recorded on the sale of loans held-for-sale, the capitalization of mortgage servicing rights and the gains from the sale of securities available-for-sale.

NONINTEREST EXPENSE

         Noninterest expense includes the cost of operations, including overhead and expenses associated with the opening of new branches and departments in the Bank, including the costs of additional personnel. Noninterest expense was $2,738,000 and $1,510,000 for the six months and three months ended June 30, 1999, increases of $758,000 and $465,000 or 38.3% and 44.5% over the $1,980,000 and $1,045,000 recorded in the pro forma periods in the prior year. These increases are primarily attributable to locations opening during February and May 1999 and the additional staffing costs to service the Bank's growth. Salaries and employee benefits accounted for $322,000 and $142,000 of the increases for the six months and three months with sizeable increases in other areas as well.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity risk is managed by the Company through the composition of its assets and liabilities in an effort to meet efficiently the borrowing needs and withdrawal requirements of its customers. Cash and cash equivalents include cash, due from banks and federal funds sold. The primary sources of the Company's liquidity are cash and cash equivalents, investment securities with short-term maturities, and a $3,000,000 available bank line of credit.

         The Company has a relatively high volume of its loans and certificates of deposit ("CD's") that mature in one year or less. Management believes its CD's, used primarily to fund loans, are relatively stable source of funds. Since the Bank's inception, a large majority of the loans and CD's originated by the Bank have been renewed at maturity. In addition, the Bank continues to be competitive on interest rates for both loans and CD's. If determined necessary to retain CD's for liquidity purposes, the Bank could raise CD rates to remain competitive.

         If a significant portion of CD's were not replaced, the Bank could draw on its available line of credit, utilize borrowings available from the FHLB or purchase federal funds from correspondent banks. The Bank's investment securities are all classified as available-for- sale and could provide liquidity sources to the extent they are not pledged for public funds.

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

REGULATORY CAPITAL

         At June 30, 1999, the Bank exceeded all regulatory capital requirements to which it is subject. The Bank had Tier 1 Capital of $18,637,000 (7.6% of average assets), Tier 1 Risk-Based Capital of $18,637,000 (9.9% of risk-weighted assets) and Total Risk-Based Capital of $20,666,000 (11.0% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized."

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

         As of June 1999, vendors have conducted extensive tests on Liberty's core data processing system and teller software and management has reviewed the results of these tests. The Bank's software for communicating with the Federal Reserve, loan processing software and ATM software is believed to be compliant. All remaining software and embedded technology have been fully tested.

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

         Bank management has developed a contingency plan to address some of these uncertainties. Back-up generators may be employed as needed to provide electric power beginning January 1, 2000. Plans are in place for a cellular based modern communication system to maintain communication with data service providers in the event that landline communications are disrupted. Immediately before the change of the century, electronic trial balances with extended information are to be downloaded for import into local database files. A back-up of all files considered pertinent will be performed before the century change, and critical information is expected to be printed in hard copy. Validation of the contingency plan will be conducted during August 1999. Management anticipates taking other steps to assure both liquidity and security.

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

     3.2 and 4.2*          Bylaws, Liberty Bancshares, Inc.

     10.1*                 Garry Robinson Employment Agreement

     10.2*                 Restated Liberty Bank Incentive Stock Option

     10.3*                 Amendment to Restatement of Incentive Stock Option

     10.4*                 Second Amendment to Restatement of Incentive Stock
                           Option Plan

     10.5** Loan agreement between Liberty Bancshares, Inc. and Mercantile Bank National Association dated December 29, 1998.

     11.1                  Statement Re Computation of Earnings Per Share

     27.1                  Financial Data Schedule

     99.1*                 Articles of Association Liberty Bank

     99.2*                 By-Laws  Liberty Bank

* Incorporated by Reference to Bancshares Registration Statement on form S-4 No. 333-59399.
**   Incorporated by Reference to Bancshares Annual Report on Form 10-K for the
fiscal year-ended December 31, 1998.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              LIBERTY BANCSHARES, INC.



                                By:    /s/ Gary E. Metzger
                                       -----------------------------------------
                                       Gary E. Metzger, President and Chief
                                       Executive Officer


                                By:    /s/ Alana R. Patterson
                                       -----------------------------------------
                                       Alana R. Patterson, Principal Financial
                                       or Chief Accounting Officer


Dated: August 13, 1999