Form 10-Q
period 1999-09-30
LIBERTY BANCSHARES INC /MO
filed 1999-11-12
CIK 1065482

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                    to
                               ------------------    -------------------
Commission File number 033-59399

                            LIBERTY BANCSHARES, INC.
           (Exact name of registrants as specified in their charters)

     43-1716068                                  Missouri
     (IRS Employer                               (State or other jurisdiction of
     Identification No.)                         incorporation
                                                 or organization)


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

Yes    X     No
     ------     --------

                         PART 1. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                                    September 30,        December 31,
                                                                                        1999                1998
                                                                                   --------------     ----------------
                                                                                    (Unaudited)
Cash                                                                               $    5,705,208     $        914,839
Due from banks                                                                          8,694,718            8,653,420
Federal funds sold                                                                      4,050,000            4,839,087
                                                                                   --------------     ----------------
       Cash and cash equivalents                                                       18,449,926           14,407,346
Available-for-sale securities                                                          22,035,283           14,037,078
Mortgage loans held for sale                                                              646,950            1,672,018
Loans, net of allowance for loan losses of $2,149,455 and $1,108,687                  212,354,327          108,088,021
Interest receivable                                                                     2,000,139              858,498
Premises and equipment, net                                                             6,391,708            3,630,865
Deferred income taxes                                                                     392,304               80,921
Excess of cost over  fair  value of net  assets  acquired,  net of  accumulated
amortization of  $178,191                                                               3,385,615                   --
Other                                                                                   1,975,686            1,247,417
                                                                                   --------------     ----------------
       Total Assets                                                                $  267,631,938     $    144,022,164
                                                                                   ==============     ================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                        $  226,841,225     $    122,267,289
   Securities sold under agreements to repurchase                                       3,123,297            5,252,773
   Note payable                                                                         5,250,000            4,201,000
   Advances from Federal Home Loan Bank                                                13,852,098            5,000,000
   Accrued interest payable                                                             1,051,960              423,054
   Income taxes payable                                                                    29,897              148,213
   Accrued expenses and other liabilities                                                 230,479               62,349
                                                                                   --------------     ----------------
         Total Liabilities                                                            250,378,956          137,354,678
                                                                                   --------------     ----------------

STOCKHOLDERS' EQUITY
   Capital stock
     Class A common;
       Par value $1 a share; 5,000,000 shares authorized, issued 819,835 shares at September 30, 1999 and 511,090
       shares at December 31, 1998                                                        819,835              511,090
   Additional paid-in capital                                                          14,074,237            5,256,480
   Retained earnings                                                                    2,537,744              804,720
   Accumulated other comprehensive income -
     unrealized appreciation (depreciation) on
       available-for-sale securities, net of income taxes                                (126,365)              95,196
                                                                                   --------------     ----------------
                                                                                       17,305,451            6,667,486
    Treasury stock, at cost; September 30, 1999 - 1,775 shares                            (52,469)                  --
                                                                                   --------------     ----------------
         Total Stockholders' Equity                                                    17,252,982            6,667,486
                                                                                   --------------     ----------------
         Total Liabilities and Stockholders' Equity                                $  267,631,938     $    144,022,164
                                                                                   ==============     ================

                    LIBERTY BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                         Three Months Ended September 30         Nine months Ended September 30
                                                         -------------------------------         ------------------------------
                                                             1999               1998                 1999                1998
                                                             ----               ----                 ----                ----
                                                          (Unaudited)        (Unaudited)          (Unaudited)         (Unaudited)
INTEREST INCOME
   Loans                                                 $   4,473,561      $   1,947,964        $  12,308,364       $   4,903,701
   Available-for-sale securities                               302,454            237,578              958,515             664,045
   Federal funds sold and securities purchased
     under agreements to resell                                 53,370             72,339              171,912             234,016
   Deposits with banks                                          17,156              4,414               61,130               4,414
                                                         -------------      -------------        -------------       -------------
                                                             4,846,541          2,262,295           13,499,921           5,806,176
                                                         -------------      -------------        -------------       -------------
INTEREST EXPENSE
   Deposits                                                  2,172,643          1,084,461            6,085,830           2,812,545
   Federal funds purchased and securities sold
     under agreements to repurchase                             39,855             97,476              186,862             238,096
   Notes payable and FHLB advances                             280,817            125,200              780,544             209,255
                                                         -------------      -------------        -------------       -------------
                                                             2,493,315          1,307,137            7,053,236           3,259,896
                                                         -------------      -------------        -------------       -------------
NET INTEREST INCOME                                          2,353,226            955,158            6,446,685           2,546,280

PROVISION FOR LOAN LOSSES                                      153,000            128,000              308,000             354,800
                                                         -------------      -------------        -------------       -------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                 2,200,226            827,158            6,138,685           2,191,480
                                                         -------------      -------------        -------------       -------------

NONINTEREST INCOME
   Income on sale of loans                                      50,666                 --              193,544              78,209
   Income on sale of securities                                     --                 --               39,603                  --
   Service charges and fees                                    247,720            115,345              602,909             204,053
   Other income                                                 18,904              4,415               55,276               8,098
                                                         -------------      -------------        -------------       -------------
                                                               317,290            119,760              891,332             290,360
                                                         -------------      -------------        -------------       -------------
NONINTEREST EXPENSE
   Salaries and employee benefits                              852,110            405,160            2,280,045           1,054,589
   Net occupancy expense                                       159,201             64,526              384,013             168,901
   Deposit assessments and fees                                 15,914              7,750               44,064              18,946
   Other operating expenses                                    585,796            191,542            1,643,171             523,357
                                                         -------------      -------------        -------------       -------------
                                                             1,613,021            668,978            4,351,293           1,765,793
                                                         -------------      -------------        -------------       -------------
INCOME BEFORE INCOME TAXES                                     904,495            277,940            2,678,724             716,047

PROVISION FOR INCOME TAXES                                     334,600            120,100              945,700             265,600
                                                         -------------      -------------        -------------       -------------

NET INCOME                                                     569,895            157,840            1,733,024             450,447


OTHER COMPREHENSIVE INCOME
   Unrealized appreciation (depreciation) on
   available-for-sale   securities,  net  of  income taxes
   of $(19,847),$64,649, $(115,470) and $59,354
   for the three and nine months ended September
   30, 1999 and 1998, respectively                             (33,794)           110,078             (196,611)            101,062

   Less:  Reclassification adjustment for
     appreciation included in net income, net of
     income taxes of $(14,653) for the nine months
     ended September 30, 1999                                       --                 --              (24,950)                 --
                                                         -------------      -------------        -------------       -------------

COMPREHENSIVE INCOME                                     $     536,101      $     267,918        $   1,511,463       $     551,509
                                                         =============      =============        =============       =============

                                                         $         .70      $         .31        $        2.13       $         .90
                                                         =============      =============        =============       =============
BASIC EARNINGS PER SHARE

                                                         $         .68      $         .31        $        2.07       $         .91
                                                         =============      =============        =============       =============
DILUTED EARNINGS PER SHARE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                        1999               1998
                                                                                        ----               ----
                                                                                     (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $      1,733,024   $        450,447
   Items not requiring (providing) cash:
     Depreciation and amortization                                                         167,142             85,248
     Provision for loan losses                                                             308,000            354,800
     Amortization of premiums and discounts on securities                                   29,136             (3,339)
     Deferred income taxes                                                                 (23,636)          (176,192)
     Origination of loans held for sale                                                (11,613,937)       (10,988,131)
     Proceeds from loans held for sale                                                  12,487,611         11,634,340
     Gain on sale of loans                                                                (193,544)           (78,209)
     Gain on sale of available-for-sale securities                                         (39,603)                --
   Changes in:
     Accrued interest receivable                                                           (26,585)          (440,148)
     Prepaid expenses and other                                                           (250,621)          (518,389)
     Accrued interest payable                                                              117,627            188,488
     Accounts payable and accrued expenses                                                 133,818            (20,328)
     Income taxes payable (receivable)                                                     (95,982)            95,576
                                                                                  ----------------   ----------------
         Net cash provided by operating activities                                       2,732,450            584,163
                                                                                  ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans                                                           (38,621,263)       (43,318,696)
   Purchase of premises and equipment                                                   (2,114,131)        (1,061,159)
   Purchase of Sac River Valley Bank, net of cash acquired                               7,010,469                 --
   Proceeds from sales of available-for sale securities                                  2,057,800                 --
   Proceeds from maturities of available-for-sale securities                            11,915,000          4,400,000
   Purchases of available-for-sale securities                                           (6,728,026)        (9,100,794)
                                                                                  ----------------   ----------------
         Net cash used in investing activities                                         (26,480,151)       (49,080,649)
                                                                                  ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, money market, NOW
     and savings deposits                                                                3,728,042          9,178,907
   Net increase in time deposits                                                        24,620,110         28,637,971
   Proceeds from FHLB advances                                                           2,000,000          5,000,000
   Repayments of FHLB advances                                                             (47,902)                --
   Proceeds from note payable                                                            1,350,000          1,625,000
   Repayments of note payable                                                             (301,000)                --
   Proceeds from issuance of common stock                                                       --            750,400
   Purchase of treasury stock                                                              (52,469)                --
   Net increase (decrease) in securities sold under agreements to repurchase            (3,506,500)         2,756,423
                                                                                  ----------------   ----------------
         Net cash provided by financing activities                                      27,790,281         47,948,701
                                                                                  ----------------   ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         4,042,580           (547,785)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          14,407,346         13,146,166
                                                                                  ----------------   ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     18,449,926   $     12,598,381
                                                                                  ================   ================

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

NOTE 3.   MERGER

          On January 4, 1999, Sac River Valley Bank ("Sac River") of Stockton, Missouri merged with and into the Bank. Sac River held approximately $97 million in assets at the date of merger. In the transaction, accounted for as a purchase, all of the outstanding stock of Sac River was exchanged for cash, Bancshares stock, or a combination of the two. Bancshares registered the stock involved in the merger with the Securities and Exchange Commission ("SEC"). The pro forma statements of income for the three and nine months ended September 30, 1998 included below are based on the merger occurring as of the beginning of that period. The pro forma balance sheet at December 31, 1998, included below, is based on the merger occurring as of that date.


                      PRO FORMA CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

Cash and cash equivalents                                              $     11,847
Available-for-sale securities                                                29,680
Loans, net of allowance for loan losses of $1,982                           175,420
Premises and equipment, net                                                   4,746
Interest receivable                                                           1,974
Excess of cost over fair value of net assets acquired                         3,403
Other                                                                         1,609
                                                                       ------------
       Total Assets                                                    $    228,679
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits                                                                $    187,630
   Federal funds purchased and securities sold under
     agreements to repurchase                                                     6,630
   Note payable                                                                   5,551
   Advances from Federal Home Loan Bank                                          11,900
   Other liabilities                                                              1,227
                                                                           ------------
         Total Liabilities                                                      212,938
                                                                           ------------


STOCKHOLDERS' EQUITY
   Common stock                                                                     820
   Additional paid-in capital                                                    14,074
   Retained earnings                                                                804
   Accumulated other comprehensive income -
     unrealized appreciation (depreciation) on
     available-for-sale securities, net of income taxes
                                                                                     95

                                                                                 15,793
    Treasury stock, at cost                                                         (52)
                                                                           ------------
         Total Stockholders' Equity                                              15,741
                                                                           ------------
         Total Liabilities and Stockholders' Equity                        $    228,679
                                                                           ============


                   PRO FORMA CONSOLIDATED STATEMENTS OF INCOME


FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              Three        Nine
                                                              months       months
                                                              ended        ended
                                                              -----        -----
INTEREST INCOME
   Loans                                                   $    3,391    $    9,173
   Available-for-sale securities                                  392         1,320
   Held-to-maturity securities                                     73           237
   Federal funds sold and securities purchased
     under agreements to resell                                   183           503
   Deposits with banks                                             24            48
                                                           ----------    ----------
                                                                4,063        11,281
                                                           ----------    ----------
INTEREST EXPENSE
   Deposits                                                     1,782         4,884
   Federal funds purchased and securities sold
     under agreements to repurchase                               129           501
   Notes payable and FHLB advances                                279           639
                                                           ----------    ----------
                                                                2,190         6,024
                                                           ----------    ----------
NET INTEREST INCOME                                             1,873         5,257

PROVISION FOR LOAN LOSSES                                         128           355
                                                           ----------    ----------


NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                    1,745         4,902
                                                           ----------    ----------

NONINTEREST INCOME
   Service charges and fees                                      172           504
   Other income                                                   12            56
                                                         -----------   -----------
                                                                 184           560
                                                         -----------   -----------
NONINTEREST EXPENSE
   Salaries and employee benefits                                618         1,724
   Net occupancy expense                                          98           261
   Other operating expenses                                      394         1,105
                                                         -----------   -----------
                                                               1,110         3,090
                                                         -----------   -----------
INCOME BEFORE INCOME TAXES                                       819         2,372

PROVISION FOR INCOME TAXES                                       334           925
                                                         -----------   -----------

NET INCOME                                               $       485   $     1,447
                                                         ===========   ===========

                                                         $       .58   $      1.72
                                                         ===========   ===========
BASIC EARNINGS PER SHARE
                                                         $       .57   $      1.70
                                                         ===========   ===========
DILUTED EARNINGS PER SHARE

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

     The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in the availability and/or cost of capital; changes in demand for banking services; changes in the portfolio composition; changes in the interest rate yield on the Company's investments; changes in management strategy; increased competition from both bank and non-bank companies; changes in the economic, political or regulatory environments in the United States; litigation involving the Company and/or its subsidiaries; and changes in the availability of qualified labor. Readers should take these factors into account in evaluating any such forward-looking comments.

     The consolidated interim financial statements as of September 30, 1999 included in this report have been prepared by Bancshares without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 1999, interim financial statements. The consolidated pro forma financial statements as of September 30, 1998 and December 31, 1998 included in Note 3 have been prepared by Bancshares without audit. The results of operations for the periods ended September 30, 1999 and pro forma September 30, 1998 are not necessarily indicative of the operating results for the full year. The December 31, 1998 Consolidated Balance Sheet presented with the interim financial statements was included in the 1998 annual financial statements on which the Company's independent accountants expressed an unqualified opinion.

     Bancshares has enjoyed rapid growth since its commencement of operations in late October 1995. Total assets have increased from $12,223,000 at December 31, 1995, to $267,632,000 at September 30, 1999. The Bank's rapid growth since its opening is a result of numerous factors including merging with Sac River, opening locations in Springfield and surrounding areas, hiring experienced lending officers, adding depositors as a result of area bank mergers, the economic vitality of the Springfield area, and the Bank's marketing program.

     The Bank's rapid growth has required the periodic injection of additional capital to ensure that the Bank remains well capitalized. Bancshares has provided additional capital for the Bank by borrowing under its line of credit and by issuing additional shares of capital stock to Bancshares' existing shareholders. In conjunction with the merger, Bancshares paid out cash of $6.2 million to Sac River shareholders, of which Bancshares borrowed $1,426,000, and also issued 309,000 additional shares of Bancshares common stock to former Sac River shareholders.

At September 30, 1999, Bancshares had total borrowing of $5,250,000 and an additional $3,000,000 of availability under its line of credit.

FINANCIAL CONDITION

TOTAL ASSETS

     The Company's total assets increased from $228,679,000 at pro forma December 31, 1998, to $267,632,000 at September 30, 1999, or 17.0%. This
increase was driven by the growth of total deposits during the period.

NET LOANS

     Loans, net of loan loss allowances, were the principal component of Bancshares' asset growth. Net loans increased from $175,420,000 at pro forma December 31, 1998, to $212,354,000 at September 30, 1999, or 21.1%. Loan growth consisted of increases in all major loan categories.


AVAILABLE-FOR-SALE SECURITIES

     Certain available-for-sale securities were sold during the first two quarters of 1999 and proceeds from maturing investments were used to meet liquidity needs and fund loan growth. As a result, securities available-for-sale decreased $7,645,000, or 25.8% from pro forma December 31, 1998 to September 30, 1999.

DEPOSITS

     Deposits grew as a result of the Bank opening two new branches and its marketing efforts. Total deposits at September 30, 1999, were $226,841,000, a $39,211,000 or 20.9%, increase over $187,630,000 at pro forma December 31, 1998.

BORROWINGS

     Short-term borrowings, in the form of repurchase agreements, decreased from $6,630,000 at pro forma December 31, 1998, to $3,123,000 at September 30, 1999,
a 52.9% decline. The decrease was primarily a result of the transfer of customer funds to deposit accounts from repurchase agreements.

     Borrowings under Bancshares' note payable decreased $301,000 from $5,551,000 at pro forma December 31, 1998 to $5,250,000 at September 30, 1999.
The reduction is a result of the pay-down of Bancshares line of credit with excess funds available following the completion of the Sac River merger and scheduled principal amortization.

     Advances from the Federal Home Loan Bank ("FHLB") increased $1,952,000 from $11,900,000 at pro forma December 31, 1998 to $13,852,000 at September 30, 1999 due to a $2,000,000 advance obtained to fund loan growth and was partially offset by scheduled principal amortization of $48,000.

STOCKHOLDERS' EQUITY

     Growth of retained earnings increased stockholders' equity by $1,512,000, or 9.6%, from $15,741,000 at pro forma December 31, 1998, to $17,253,000 at
September 30, 1999.

RESULTS OF OPERATIONS

NET INCOME

     Net income for the nine months and three months ended September 30, 1999, was $1,733,000 and $570,000, compared to $1,447,000 and $485,000 for the pro forma periods a year earlier, increasing 19.8% and 17.5%. The primary reasons for the increase are discussed below.

INTEREST INCOME

     The Company's interest income has increased principally because of the Bank's asset growth. Interest income for the nine months and three months ended September 30, 1999, was $13,500,000 and $4,847,000, increases of $2,219,000 and
$784,000, or 19.7% and 19.3%, over the pro forma periods in the prior year.

INTEREST EXPENSE

     Interest expense primarily reflected the growth in the Bank's interest bearing deposits. Interest expense for the nine months and three months ended September 30, 1999 was $7,053,000 and $2,493,000, increases of $1,029,000 and
$303,000, or 17.1% and 13.8%, over the pro forma periods in the prior year.

NET INTEREST INCOME

     As a result of the above increases in interest income and interest expense, net interest income increased $1,190,000 and $480,000 or 22.6% and 25.6%, to $6,447,000 and $2,353,000 in the nine months and three months ended September 30, 1999, compared to the pro forma periods in the prior year.

PROVISION FOR LOAN LOSSES

     The provisions for loan losses for the nine-month and three-month periods ended September 30, 1999, were $308,000 and $153,000, as compared to provisions of $355,000 and $128,000 during the pro forma periods in 1998. The decrease in the nine-month provision is due to additional expense taken in the prior year to build the allowance to the level required by regulatory authorities. The Bank periodically reviews its allowance for loan losses and makes adjustments to the balance based on management's evaluation of the loan portfolio, the amount of non-performing and classified assets and general economic conditions. Although the Bank maintains its allowance for loan losses at a level that it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed the Bank's estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies that can order the establishment of additional loss provisions.

NONINTEREST INCOME

     Noninterest income grew by 59.1% and 72.3% for the nine months and three months ended September 30, 1999, over the pro forma periods in the prior year. The increases were due primarily to gains recorded on the sale of loans held-for-sale (increase of $115,000), increased service charges and fees (increase of $99,000) and gains from the sale of securities available-for-sale (increase of $40,000).

NONINTEREST EXPENSE

     Noninterest expense includes the cost of operations, including overhead and expenses associated with both existing and new branches and departments in the Bank, including the costs of additional personnel. Noninterest expense was $4,351,000 and $1,613,000 for the nine months and three months ended September 30, 1999, increases of $1,261,000 and $503,000 or 40.8% and 45.3% over the
$3,090,000 and $1,110,000 recorded in the pro forma periods in the prior year. These increases are primarily attributable to locations opened during February and May 1999 and the additional staffing costs to service the Bank's growth. Salaries and employee benefits accounted for $556,000 and $234,000 of the increases for the nine months and three months with sizeable increases in other areas as well.

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

     The Company has a relatively high volume of its loans and certificates of deposit ("CD's") that mature in one year or less. Management believes its CD's, used primarily to fund loans, are a relatively stable source of funds. Since the Bank's inception, a large majority of the loans and CD's originated by the Bank have been renewed at maturity. In addition, the Bank continues to be competitive on interest rates for both loans and CD's. If the Bank determined that it was necessary to retain CD's for liquidity purposes, it could raise CD rates to remain competitive.

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

REGULATORY CAPITAL

     At September 30, 1999, the Bank exceeded all regulatory capital requirements to which it is subject. The Bank had Tier 1 Capital of $19,178 (7.4% of average assets), Tier 1 Risk-Based Capital of $19,178 (9.6% of risk-weighted assets) and Total Risk-Based Capital of $21,327 (10.6% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized."

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

     As of September 1999, vendors have conducted extensive tests on Liberty's core data processing system and teller software and management has reviewed the results of these tests. The Bank's software for communicating with the Federal Reserve, loan processing software and ATM software is believed to be compliant. All remaining software and embedded technology have been fully tested.

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

     Bank management has developed a contingency plan to address some of these uncertainties. Back-up generators may be employed as needed to provide electric power beginning January 1, 2000. Plans are in place for a cellular based modem communication system to maintain communication with data service providers in the event that landline communications are disrupted. Immediately before the change of the century, electronic trial balances with extended information are to be downloaded for import into local database files. A back-up of all files considered pertinent will be performed before the century change, and critical information is expected to be printed in hard copy. Validation of the contingency plan was conducted during September 1999. Management anticipates taking other steps to assure both liquidity and security.

     Management believes it has completed the majority of the actions necessary to achieve Year 2000 compliance for its core systems and all of the work necessary to achieve overall compliance. Management expects the Bank will be Year 2000 compliant before the century date change. There remains, however, the possibility that problems encountered by third parties, including customers, financial organizations and other service providers, could adversely affect the Bank. This discussion of the impact of the Year 2000 is a Year 2000 readiness disclosure within the meaning of the Year 2000 Readiness Disclosure Act.



                   PART II. - OTHER INFORMATION AND SIGNATURES

ITEM 1.           LEGAL PROCEEDINGS.

                  Not Applicable

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit No.                    Title
     -----------                    -----
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

                                 LIBERTY BANCSHARES, INC.



                                  By:   /s/ Gary E. Metzger
                                     ----------------------
                                        Gary E. Metzger, President and Chief
                                        Executive Officer


                                  By:   /s/ Alana R. Patterson
                                     -------------------------
                                        Alana R. Patterson, Principal Financial
                                        or Chief Accounting Officer


Dated: November 12, 1999